Form 10QSB
period 2002-12-31
LINK PLUS CORP
filed 2003-02-24
CIK 1062312

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 000-50077

                              LINK PLUS CORPORATION


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   52-1018174
                      (I.R.S. Employer Identification No.)


                           3470 Ellicott Center Drive
                             Ellicott City, MD 21043
                    (Address of principal executive offices)

                                 (301) 203-9770 (Company's telephone number)

        Securities to be registered pursuant to Section 12(g)of the Act:
                           Common Stock,$.01 par value
                              (Title of each class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    ---------    ----------

The Registrant had 19,778,216 shares of its common stock outstanding as of December 31, 2002.

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                For the Quarterly Period Ended December 31, 2002

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets
            December 31, 2002 and March 31, 2002

       Condensed Consolidated Statements of Losses
            For the six and nine months ended December 31, 2002 and 2001

       Condensed Consolidated Statements of Cash Flows For the nine months ended
            December 31, 2002 and 2001

       Notes to Unaudited Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2. Market Price of and Dividends on the Registrant's Common
               Equity and Other Shareholder Matters

    Item 3. Changes In and Disagreement with Auditors

    Item 4. Recent Sales of Unregistered Securities

    Item 5. Indemnification of Directors and Officers

    Item 6.  Signatures

    Certifications

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                              LINK PLUS CORPORATION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)         (AUDITED)
 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $         79      $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            627               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,424               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,967              --
                                                                                     ------------      ------------
Total Assets                                                                         $    342,391      $        627
                                                                                     ============      ============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $  1,049,733      $  1,059,066
 Accrued liabilities                                                                      883,247         1,173,106
 Notes payable-current                                                                    354,638           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              2,468,666         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.01 per share; 50,000,000 shares authorized;
    19,778,216 and 18,211,962 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively
                                                                                          197,782            91,060


 Additional Paid-In-Capital                                                            10,086,127         8,598,782
 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,429,136)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (2,145,227)       (2,858,983
                                                                                     ------------      ------------

 Total Liabilities and Deficiency in Stockholders' Equity                            $    342,391      $        627
                                                                                     ============      ============




      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                              LINK PLUS CORPORATION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                   Three Months Ended             Nines Months Ended
                                                     December 31,                     December 31,

                                                  2002            2001            2002            2001
                                                  ----            ----            ----            ----

REVENUES:
    Product sales                            $       --      $       --      $       --      $      2,700
                                                                                                   26,483
    Royalty sales                                  14,107          11,732          31,581
                                                             ------------    ------------    ------------
                                                   14,107          11,732          31,581          29,183
Operating Expenses:

Selling, general and administrative
                                                  243,976         177,822         854,552         526,371

Depreciation                                          276            --               352            --
                                             ------------    ------------    ------------    ------------

Total Operating Expense                           244,252         177,822         854,904         526,371


                                                                                                 (497,188)
LOSS FROM OPERATIONS                             (230,145)       (166,090)       (823,323)



Interest (expense) income, net                    (13,690)             43         (44,987)            308
                                             ------------    ------------    ------------    ------------

Net loss before income taxes                     (243,835)       (166,046)       (868,310)       (496,880)

Income (taxes) benefit                               --              --              --              --
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (243,835)   $   (166,046)   ($   868,310)   ($   496,880)
                                             ============    ============    ============    ============

Loss Per Common Share (Basic and Assuming
Dilution)                                    $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)
                                             ============    ============    ============    ============

Weighted Average Shares Outstanding (Basic
and Diluted)                                   19,776,105      18,043,360      18,507,899      17,644,986


      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                              LINK PLUS CORPORATION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended December 31,
                                                                    2002            2001
                                                                    ----            ----
Cash flows from operating activities:
Net loss                                                          $(868,310)     $(496,880)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation                                                         352           --

   Common stock issued for board of directors  and employee
        compensation                                                961,476        480,099
   Common stock issued for services                                  43,600           --
   Common stock issued for incentive for loans                       20,000           --
   Stock warrants issued for services                                22,813           --
(Increase) decrease in:
   Accounts payable and accrued expenses                           (299,193)          (627)
                                                                  ---------      ---------
Net cash provided by (used in) operating activities                (119,262)       (17,409)

Cash flows from investing activities:
Disposition of short-term investments                                  --             --
Capital expenditures                                                 (3,319)          --
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                  (3,319)
                                                                  ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                               95,626
Proceeds from common stock subscribed                                22,500
Proceeds from notes payable                                          20,000         17,300
Payments of notes payable                                           (15,466)          --
                                                                  ---------      ---------

Net cash provided by (used in) financing activities                 122,660         17,300

Net increase (decrease) in cash and cash equivalents
                                                                         79           (109)

Cash and cash equivalents at beginning of year                         --             --

Cash and cash equivalents at end of year                          $      79      $    (109)
                                                                  ---------      ---------

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                              $    --        $    --
Cash paid during period for income taxes                               --             --
Common stock and warrants issued in exchange for services         1,005,076        480,099
Common stock issued in exchange for debt and accrued interest        77,333        125,065
Common stock issued in exchange for inventory                       338,718           --

      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                              LINK PLUS CORPORATION
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-SB, as amended.

Business and Basis of Presentation
----------------------------------

Link Plus Corporation (the "Company"), was incorporated under the laws of the State of Delaware and is a developer and seller of communication equipment and communication enhancement products.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Link Plus International, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE B - CAPITAL STOCK

On May 16, 2002, the Company issued 2,500 shares of the Company's common stock at $2.00 per share to a private investor in exchange for $5,000.

In May and June of 2002, the Company received $22,500 from private investors in exchange for subscribing to 11,250 shares of common stock.

On August 26, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $40,000 plus accrued and unpaid interest of $4,333 into 22,167 shares of the Company's common stock. The shares were valued at $2.00 per share, which approximated the fair value of the stock at the time the debt was incurred.

On August 26, 2002, the Company issued 17,250 shares of common stock at $2.00 per share in exchange for previously subscribed shares.

On August 26, 2002, the Company issued 169,359 shares of common stock to a third-party supplier in exchange for inventory, spare parts and marketing related services. The shares of the common stock were valued at $2.00 per share, which approximated the fair value of the inventory received and the services rendered. In connection with this transaction, the Company also issued the supplier 169,359 warrants to purchase shares of the Company's common stock. The warrants have an exercise price of $2.00 per share and expire on August 29, 2006. The Company recorded a charge of $22,813 related to the warrants issued to third-party supplier to purchase 169,359 shares of common stock in the unaudited condensed consolidated statement of losses for the six months ended September 30, 2002.

On August 26, 2002, the Company issued 21,800 shares of common stock in exchange for consulting services. The shares of the common stock were valued at $2.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002, the Company issued 10,000 shares of common stock to loan holders as incentive to issue promissory notes to the Company. The shares were valued at $2.00 per share, which approximated the fair value of the stock at the time the debt was incurred.

On August 26, 2002, the Company issued 480,738 shares of common stock in exchange for salaries to officers and board of directors' compensation. The shares were valued at $2.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002 the Company issued 40,313 shares of common stock to private investors at $2.00 per share for total proceeds of $80,626.

On August 29, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $3,000 into 1,500 shares of the Company's common stock.

On August 30, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares to 50,000,000 shares of common stock at a par value of $0.01 per share.

On September 4, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $10,000 into 5,000 shares of the Company's common stock.

On September 6, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $20,000 into 10,000 shares of the Company's common stock.

On October 1,2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in these unaudited condensed consolidated financial statements for all periods presented.

In December 4, 2002, the Company issued 5,000 shares of common stock to a private investor at $2.00 per share for total proceeds of $10,000.

INVENTORIES
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of digital and electronic components available for sale to contract clients and the public.

Components of inventories as of December 31, 2002 are as follows:

      Finished goods             $ 338,718
                                 =========

The Company had no inventory as of March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the Company's unaudited Financial Statements and Notes thereto, included in this Form 10-QSB and in the audited financial statements for the year ended March 31, 2002 in our filing on Form 10-SB filed with the Securities and Exchange Commission on January 14, 2003.

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

Plan of Operation

The Company's financial condition is the result of a restructuring of the Company from primarily a U. S. government contractor to a high technology company based on linked compressor and expander (Lincompex) technology. This restructuring began in 1988 using the cash of the Company, outside investment, and a strategic partnership with TRW, Inc. to finance the research and development (R&D) of products based on Lincompex technology. This R&D is culminated in 2002 with the completion of the ChipSet . This lengthy R&D effort resulted in a steady decrease in revenue as U.S. government contracts decreased and few products were completed for sale to generate additional revenue.

Comparison of Financial Results

REVENUES

Three Months Ended December 31, 2002 and 2001

The Company's total revenues were $14,107 for the three months ended December 31, 2002 compared to $11,732 for the same period ended December 31, 2001, an increase of $2,375. The increase is a result of increased royalty payments resulting from the Company's Patent License and Release SRLA with the U.S. Government, and the beginning of sales for the Company's LinkMate product.

Nine Months Ended December 31, 2002 and 2001

The Company's revenues were $31,581 for the nine month period ended December 31, 2002 compared to $29,183 for the same period ended December 31, 2001, an increase of $2,398. This increase was the result of royalty sales.

COSTS AND EXPENSES

Three Months Ended December 31, 2002 and 2001

The Company's selling, general and administrative expenses for the three months ended December 31, 2002 was $234,976 compared to $177,822 for the same period ended December 31, 2001, an increase of $57,154. This increase was due to an increase in board of directors fees ($29,167), salaries expense ($20,800), legal and professional service fees ($8,205). Due to a lack of cash, the board of directors and some professional services were paid in company stock at $2.00 per share. Initially, the board compensation was $6,000 or 3,000 shares per year. Effective November 1, 2000, the price per share pursuant to any private placement was raised to $5.00 from $2.00. The effect on the board was a reduction of compensation to 500 shares per year. To partly compensate for this reduction, the board's compensation was raised to $10,000 or 2,000 shares per year.

Nine Months Ended December 31, 2002 and 2001

The Company's selling, general and administrative expenses for the nine month period ended December 31, 2002 was $854,552 compared to $526,371 for the same period ended December 31, 2001, an increase of $328,181. This increase was due to an increase in common stock issued for compensation ($95,734), board of directors' fees ($83,334), professional service fees associated with the filing of the Company's registration statement ($79,598), stock warrants issued for compensation ($22,813), expense related to notes issued to as an incentive for noteholders ($20,000) and increased office expense ($13,697).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had a working capital deficit of $2,129,242. As a result of the Company's operating loss of $868,310 for the nine months ended December 31, 2002, the Company generated a cash flow deficit of $119,262 from operating activities, adjusted principally for the value of common stock issued to consultants and employees for services and previously incurred debt in the amount of $1,047,889. The Company invested $3,319 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $108,126 of common stock and loan proceeds of $20,000. The Company also issued its common stock and warrants valued at $338,718 for inventory to be used in operations.

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There is no guarantee that the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will have to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations. There are no assurances that the Company will be able to borrow funds from significant shareholders of the Company in the future.

The effect of inflation on the Company's revenue and operating results was not significant.

The Company's operations are in the United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.

The independent auditors report on the Company's March 31, 2002 financial statements included in the Company's Annual Report on Form 10-SB states that the Company's recurring losses and defaults under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.


Product Research and Development

We may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts if we fail to obtain additional funding that may be required to satisfy our future capital expenditure needs. We plan to continue to spend substantial funds to continue our research and development activities and to expand sales and marketing efforts. Future liquidity and capital requirements will depend upon numerous factors, including actions relating to the cost and timing of research and development and sales and marketing activities, the extent to which our products gain market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements. Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write- downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and 17 Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

RISK FACTORS

In addition to the other information contained herein, the following risk factors should be carefully considered in evaluating the Company and its business before purchasing shares of Common Stock offered hereby. Each of the following factors may have a material adverse effect on our operations, financial results, financial condition, liquidity, market valuation or market liquidity in future periods.

Development Stage Company

We are a development stage company with no significant operating history upon which an investor can evaluate its business and prospects. Investors must consider the risks and uncertainties frequently encountered by development stage companies like the Company in the evolving telecommunications market. If the Company is unsuccessful in addressing these risks and uncertainties, the Company's business will be seriously harmed. The Company began operations in 1975 and has experienced losses from operations since inception. Our present financial condition reflects our past concentration on R&D and lack of product sales. We had an accumulated deficit of $12,429,136 as of December 31, 2002 with negative shareholders equity of $2,145,227. As of that date, the Company had accounts payable of $1,049,733 and total current liabilities of $2,287,618, of which $354,638 represented demand notes held by investors. As of that date, the Company had estimated loss carry-forwards for tax purposes of $3,947,000. To fund our deficits we have basically been dependent on a flow of cash investments, including cash from existing shareholders, officers and directors. During the fiscal year ended March 31, 2001 we issued Common Stock and demand notes for $116,750 in cash. During the fiscal year ended March 31, 2002 we issued Common Stock and demand notes for $75,475 in cash. During the six months ended September 30, 2002 we issued Common Stock and notes for $137,500 in cash. The Company anticipates that it will continue to incur net losses in the year 2003. The Company will continue to incur substantial costs related to its continued growth. There can be no assurance that the Company will achieve targeted levels of growth or profitability in the future. The foregoing conditions among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Limited Capital Resources

The Company has experienced recurring losses from operations since its inception and has limited resources. The Company has historically relied upon equity and debt financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Independent Auditors' Report in the Form 10-SB filed on January 14, 2003, states that the Company has incurred significant losses in the past and continues to have negative working capital and that these conditions can cause doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in the process of attempting to raise additional capital through interim financing. Since commencing these efforts in April 1998, the Company has managed to raise over $5,000,000. However, there is no assurance that the Company will be successful in obtaining the funds it needs to continue.

Dependence on Intellectual Property Rights

Our success is largely dependent on our intellectual property rights. While we believe that we have developed adequate patent protection for most of our developed technology, effective protection may not be available for all our rights. There can be no assurance that our patents will provide adequate protection for the underlying technology or that our licensing arrangements will permit us to execute fully our plans to develop that technology. Any inability to adequately protect its rights to technology could seriously harm our business. In addition, litigation may be necessary in the future to enforce our intellectual property rights. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could negatively affect our business. We have a limited number of products in development. Developing additional products requires a substantial investment of time and money. Without substantial additional financing the Company does not expect to be in a position to sell additional products. As a result, the Company's success is largely dependent on generating licensing revenue. If the Company is not successful in obtaining financing or in generating licensing revenue, the Company's business will be seriously harmed.

Regulation

While the Lincompex technology is not directly subject to regulation and not restricted under export or technology control prohibitions, many of our customers and applications are in regulated businesses or product lines, falling under telecommunications, government contracting or other regulatory restrictions. The existence of these restrictions can have an adverse effect on the timing, availability and costs of producing and marketing our products, delaying or making uneconomic many of the profit opportunities inherent in what we have to offer.

Integration of Alliances

A material element of our growth strategy is to expand its existing business through strategic alliances. The Company may be unsuccessful in integrating acquired products and businesses. The Company is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into certain strategic alliances and has formed strategic partnerships with related technology entities. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including:

o inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value;
o    diversion of management's attention;
o    loss of key employees; and
o inability to recover strategic investments in development stage entities. Any such problems could seriously harm the Company's business.

No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such strategic alliances, acquisitions, or investments. Our strategic alliance with Johns Hopkins University is expected to allow us to compete effectively in the telecommunications systems business. This business involves rapidly changing technology and our management team has limited experience in product sales. The anticipated benefits of the Johns Hopkins arrangement may not materialize.

Highly Competitive Business

We understand that competition in the telecommunications industry in general, and in the new and existing markets served by us in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on several factors, including:

o the cost effectiveness, quality, price, service and market acceptance of our products;
o our response to the entry of new competitors or the introduction of new products by the Company's competitors;
o our ability to keep pace with changing technology and customer requirements;
o    timely development or acquisition of new or enhanced products; and
o the timing of new product introductions by the Company or its competitors. The Company believes that while the Company has few direct competitors in the Lincompex technology field many of the Company's potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources.

Furthermore, the Company expects these potential competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. This competitive environment could result in significant price reductions or the loss of orders from potential customers which could seriously harm the Company's business.

Dependence on Key Personnel

Our success is largely dependent on the skills, experience and performance of certain key members of its management, including particularly Don Kolasch, our President and Bob Jones, our Chief Executive Officer. The loss of the services of any key employee could have a material adverse effect on the our business, financial condition, results of operations and cash flows. The Company has not entered into employment agreements with any of its other employees. Such employment agreements are terminable only upon death, disability or for cause, including resignation. Upon termination for any reason other than disability or for cause, the executive is entitled to severance pay. Our future success and plans for growth also depend on its ability to attract, train and retain skilled personnel in all areas of its business. See "Management."

Adverse Effects of Large Stock Issuances

As of December, 31, 2002, the Company had 19,778,216 outstanding shares of common stock, 1,391,004 outstanding options and 532,350 outstanding warrants. Except for (1) 6,782,466 shares of common stock (including 3,843,546 shares held by affiliates), and (2) all of the outstanding options and warrants, all of these securities are freely tradeable. The holders of a majority of the remaining securities may request to have the resale of their shares registered under the Securities Act of 1933, and should that happen, such shares would become freely tradeable during the early months of 2003. The Company's Common Stock price is vulnerable to potential sales by these shareholders of substantial amounts of Common Stock in the public market. The SRLA with Johns Hopkins will dilute the ownership of the Company's existing stockholders. Based on the shares outstanding as of December 31, 2002, the Company has issued approximately 2% of its Common Stock to Johns Hopkins and expects to issue over 4% in the future. This arrangement will dilute the percentage ownership held by the Company's stockholders when compared to such ownership prior to the arrangement. No predictions can be made of the effect, if any, that the sale or availability for sale of additional shares of Common Stock will have on the market price of the Common Stock. Nevertheless, sales of substantial amounts of such shares in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.

Over-the-Counter Market; Penny Stock Trading Rules

Upon effectiveness of the Form 10-SB, the Company's Common Stock will be traded in the over-the-counter market and may be subject to the "penny stock" trading rules. The over-the-counter market is characterized as volatile in that securities traded in such market are subject to substantial and sudden price increases and decreases and at times price (bid and asked) information for such securities may not be available. In addition, when there is a limited number of market makers (a dealer holding itself out as ready to buy and sell the securities on a regular basis), there is a risk that the dealer or group of dealers may control the market in the security and set prices that are not based on competitive forces and the available offered price may be substantially below the quoted bid price. The "penny stock" trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in such equity securities of the Company, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction. Compliance with the "penny stock" trading rules affect or will affect the ability to resell the Common Stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the "penny stock" trading rules. Consequently, the "penny stock" trading rules may materially limit or restrict the number of potential purchasers of the Common Stock and the ability of a holder to resell the Company's equity securities.

Lack of Dividends

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain profits, if any, to fund growth and expansion. See "Dividend Policy."

Plan of Operation

Given the Company's history of operating losses and accumulated deficit, the following is a plan of operation, which if successful, would allow the Company to reach break-even and profitable operations. The specific financing steps necessary to achieve this goal is also discussed.

INCREASED PRODUCT SALES. The Company plans to increase its marketing efforts with current customers to persuade them to increase their purchases of current products such as the ChipSet, LinkMates and Telephone Dialing Converters. This can be accomplished without an appreciable increase in marketing staff. Acquiring, future customers will require advertising and travel for which could be financed, in part, by revenues generated by product sales to current customers and parts of the plan to follow.

PATENT AND SOFTWARE LICENSING. Currently, the Company is receiving quarterly royalties pursuant to the Patent Licensing and Release Agreement with the U.S. Government. The Company is actively marketing agencies of the Government to include its technology in additional products used by the Government, and thereby increase this royalty income. The Company is actively pursuing possible patent licensees in the private sector. For the first time, the Company will actively market its software as a product. Over the years, a number of customers have expressed interest in licensing the source code for Lincompex technology. In 2002, the Company developed the software in a form that will make this easier to accomplish.

JOHNS HOPKINS UNIVERSITY (JHU) - SUBCONTRACTS. In November 2002, the Company received its first subcontract from JHU pursuant to its Strategic Relationship and Licensing Agreement (SRLA) The SRLA provides for up to $1,000,000 in subcontracts each year for 5 years to the Company. The Company is actively marketing JHU to reach this goal.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our Common Stock is not currently traded on any market. We intend to request one or more broker dealers to quote and trade our Common Stock on the OTC Bulletin Board at such time as we become a reporting company under Securities and Exchange Commission regulations. We have not paid any cash dividends on our Common Stock and we anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. As of December 31, 2002, the number of record holders of the Company's Common Stock was 193.

ITEM 3. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

NONE

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2002 the Company sold the following unregistered securities:

Common Stock

On October 1,2002, the Company declared a 2-for-1 stock split on its common stock. This increased the authorized shares to 50,000,000 shares of common stock.

On December 4, 2002, the Company issued 5,000 shares of common stock to a private investor at $2.00 per share for total proceeds of $10,000. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our By-laws provide for indemnification of directors and officers to the full extent provided by law. Section 242 of the Delaware General Corporation Law permits (and the Company's Certificate of Incorporation and Bylaws, which are incorporated by reference herein) authorize indemnification of directors and officers of the Company and officers and directors of another corporation, partnership, joint venture, trust, or other enterprise who serve at the request of the Company, against expenses, including attorneys fees, judgments, fines and amounts paid in settlement actually and reasonable incurred by such person in connection with any action, suit or proceeding in which such person is a party by reason of such person being or having been a director or officer of the Company or at the request of the Company, if he conducted himself in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The Company may not indemnify an officer or a director with respect to any claim, issue or matter as to which such officer or director shall have been adjudged to be liable to the Company, unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper. To the extent that an officer or director is successful on the merits or otherwise in defense on the merits or otherwise in defense of any action, suit or proceeding with respect to which such person is entitled to indemnification, or in defense of any 30 claim, issue or matter therein, such person is entitled to be indemnified against expenses, including attorney's fees, actually and reasonably incurred by him in connection therewith. The circumstances under which indemnification is granted in an action brought on behalf of the Company are generally the same as those set forth above; however, expenses incurred by an officer or a director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of final disposition upon receipt of an undertaking by or on behalf of such officer or director to repay such amount if it is ultimately determined that such officer or director is not entitled to indemnification by the Company. The Company also maintains insurance on its directors and officers, which covers liabilities under the federal securities laws.

ITEM 6.  CERTIFICATIONS

No.      Description

99.1 Certification of Robert L. Jones, Jr. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Donald C. Kolasch Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Link Plus Corporation

Dated:  February 21, 2003          By:  /s/ Robert L. Jones, Jr.
                                        -------------------------------------
                                            Robert L. Jones, Chairman and CEO

CERTIFICATIONS I, Robert L. Jones, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Link Plus
         Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

                                         /s/ Robert L. Jones, Jr.
                                         ------------------------
                                         Robert L. Jones, Jr., Chairman/CEO

                                 CERTIFICATIONS

I, Donald L. Kolasch, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Link Plus
         Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

                                        /s/ Donald L. Kolasch
                                        ---------------------
                                        Donald L. Kolasch, President