Form 10QSB/A
period 2002-12-31
LINK PLUS CORP
filed 2003-03-19
CIK 1062312

FORM 10-QSB/A-1

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934

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


    Securities to be registered pursuant to Section 12(g)of the Act:
                     Common Stock,$.005 par value
                         (Title of each class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]           No  [ ]

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


Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of  Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      LINK PLUS CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   DECEMBER 31, 2002   MARCH 31, 2002
                                                                                      (UNAUDITED)         (AUDITED)

 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $         79      $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            627               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,424               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,967              --
                                                                                     ------------      ------------
Total Assets                                                                         $    342,391      $        627
                                                                                     ============      ============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $  1,049,733      $  1,059,066
 Accrued liabilities                                                                      883,247         1,173,106

 Notes payable-current                                                                    354,638           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              2,287,618         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.005 per share; 50,000,000 shares authorized; 19,778,216 and 18,211,962 shares issued and
  outstanding at December 31, 2002 and March 31, 2002, respectively                       98,891            91,060

 Additional Paid-In-Capital                                                            10,185,018         8,598,782
 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,429,136)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (2,145,227)       (2,858,983)
                                                                                     ------------      ------------

 Total Liabilities and Deficiency in Stockholders' Equity                            $    342,391      $        627
                                                                                     ============      ============



      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


          CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                          (UNAUDITED)

                                                   Three Months Ended             Nines Months Ended
                                                     December 31,                     December 31,

                                                  2002            2001            2002            2001
                                                  ----            ----            ----            ----

REVENUES:
    Product sales                            $       --      $       --      $       --      $      2,700

    Royalty sales                                  14,107          11,732          31,581          26,483
                                             ------------    ------------    ------------    ------------
                                                   14,107          11,732          31,581          29,183
Operating Expenses:


Selling, general and administrative               243,975         177,822         854,552         526,371

Depreciation                                          276            --               352            --
                                             ------------    ------------    ------------    ------------

Total Operating Expense                           244,251         177,822         854,904         526,371



LOSS FROM OPERATIONS                             (230,144)       (166,090)       (823,323)       (497,188)

Interest (expense) income, net                    (13,690)             43         (44,987)            308
                                             ------------    ------------    ------------    ------------

Net loss before income taxes                     (243,834)       (166,046)       (868,310)       (496,880)

Income (taxes) benefit                               --              --              --              --
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (243,834)   $   (166,046)    $  (868,310)   ($   496,880)
                                             ============    ============    ============    ============

Loss Per Common Share (Basic and Assuming
Dilution)                                    $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)
                                             ============    ============    ============    ============

Weighted Average Shares Outstanding (Basic
and Diluted)                                   19,776,105      18,043,360      18,507,899      17,644,986


      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                               Nine Months Ended December 31,
                                                                    2002            2001
                                                                    ----            ----
Cash flows from operating activities:

Net loss                                                          $(868,310)     $(496,880)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation                                                         352           --

   Common stock issued for board of directors  and employee
        compensation                                                780,428        480,099
   Common stock issued for services                                  43,600           --
   Common stock issued for incentive for loans                       20,000           --
   Stock warrants issued for services                                22,813           --
(Increase) decrease in:

   Accounts payable and accrued expenses                           (118,145)          (518)
                                                                  ---------      ---------
Net cash provided by (used in) operating activities                (119,262)       (17,300)

Cash flows from investing activities:
Disposition of short-term investments                                  --             --
Capital expenditures                                                 (3,319)          --
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                  (3,319)
                                                                  ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                               95,626
Proceeds from common stock subscribed                                22,500
Proceeds from notes payable                                          20,000         17,300
Payments of notes payable                                           (15,466)          --
                                                                  ---------      ---------

Net cash provided by (used in) financing activities                 122,660         17,300


Net increase (decrease) in cash and cash equivalents
                                                                         79              0
Cash and cash equivalents at beginning of year                         --             --

Cash and cash equivalents at end of year                          $      79      $       0
                                                                  ---------      ---------

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                              $    --        $    --
Cash paid during period for income taxes                               --             --
Common stock and warrants issued in exchange for services           846,841        480,099
Common stock issued in exchange for debt and accrued interest        77,333        125,065
Common stock issued in exchange for inventory                       338,718           --



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

NOTE B - CAPITAL STOCK


On May 16, 2002, the Company issued 5,000 shares of the Company's common stock at $1.00 per share to a private investor in exchange for $5,000.

In May and June of 2002, the Company received $22,500 from private investors in exchange for subscribing to 22,500 shares of common stock.

On August 26, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $40,000 plus accrued and unpaid interest of $4,333 into 44,334 shares of the Company's common stock. The shares were valued at $1.00 per share, which approximated the fair value of the stock at the time the debt was incurred.

On August 26, 2002, the Company issued 34,500 shares of common stock at $1.00 per share in exchange for previously subscribed shares.

On August 26, 2002, the Company issued 338,718 shares of common stock to a third-party supplier in exchange for inventory, spare parts and marketing related services. The shares of the common stock were valued at $1.00 per share, which approximated the fair value of the inventory received and the services rendered. In connection with this transaction, the Company also issued the supplier 338,718 warrants to purchase shares of the Company's common stock. The warrants have an exercise price of $1.00 per share and expire on August 29, 2006. The Company recorded a charge of $22,813 related to the warrants issued to third-party supplier to purchase 338,718 shares of common stock in the unaudited condensed consolidated statement of losses for the nine months ended December 31, 2002.


On August 26, 2002, the Company issued 43,600 shares of common stock in exchange for consulting services. The shares of the common stock were valued at $1.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002, the Company issued 20,000 shares of common stock to loan holders as incentive to issue promissory notes to the Company. The shares were valued at $1.00 per share, which approximated the fair value of the stock at the time the debt was incurred.

On August 26, 2002, the Company issued 961,476 shares of common stock in exchange for salaries to officers and board of directors' compensation. The shares were valued at $1.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002 the Company issued 80,616 shares of common stock to private investors at $1.00 per share for total proceeds of $80,626.

On August 29, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $3,000 into 3,000 shares of the Company's common stock.

On August 30, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares to 50,000,000 shares of common stock at a par value of $0.005 per share.

On September 4, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $10,000 into 10,000 shares of the Company's common stock.

On September 6, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $20,000 into 20,000 shares of the Company's common stock.

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

Finished goods $338,718


The Company's inventory as of December 31, 2002 was $338,718.


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

Plan of Operation
-----------------

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

Comparison of Financial Results
-------------------------------

REVENUES
--------

Three Months Ended December 31, 2002 and 2001
---------------------------------------------

The Company's total revenues were $14,107 for the three months ended December 31, 2002 compared to $11,732 for the same period ended December 31, 2001, an increase of $2,375. The increase is a result of increased royalty payments resulting from the Company's Patent License and Release SRLA with the U.S. Government, and the beginning of sales for the Company's LinkMate product.

Nine Months Ended December 31, 2002 and 2001
--------------------------------------------

The Company's revenues were $31,581 for the nine month period ended December 31, 2002 compared to $29,183 for the same period ended
December 31, 2001, an increase of $2,398. This increase was the result of royalty sales.


COSTS AND EXPENSES
------------------

Three Months Ended December 31, 2002 and 2001
---------------------------------------------


The Company's selling, general and administrative expenses for the three months ended December 31, 2002 was $243,975 compared to $177,822 for the same period ended December 31, 2001, an increase of $66,153. This increase was due to an increase salaries expense ($49,967), office expense ($7,981) and legal and professional service fees ($8,205).

Nine Months Ended December 31, 2002 and 2001
--------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 2002, we had a working capital deficit of $1,948,194. As a result of the Company's operating loss of $868,310 for the nine months ended December 31, 2002, the Company generated a cash flow deficit of $119,262 from operating activities, adjusted principally for the value of common stock and stock warrants issued to consultants and employees for services and previously incurred debt in the amount of $866,841. The Company invested $3,319 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $108,126 of common stock and loan proceeds of $20,000. The Company also issued its common stock and warrants valued at $338,718 for inventory to be used in operations.


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

Product Research and Development
--------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling- of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements. Effective January 1, 2002, the Company adopted SFAS No.
142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write- downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and 17 Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

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

Development Stage Company


We are a development stage company with no significant operating history upon which an investor can evaluate its business and prospects. Investors must consider the risks and uncertainties frequently encountered by development stage companies like the Company in the evolving telecommunications market. If the Company is unsuccessful in addressing these risks and uncertainties, the Company's business will be seriously harmed. The Company began operations in 1975 and has experienced losses from operations since inception. Our present financial condition reflects our past concentration on R&D and lack of product sales. We had an accumulated deficit of $12,429,136 as of December 31, 2002 with negative shareholders equity of $2,145,227. As of that date, the Company had accounts payable of $1,049,733 and total current liabilities of $2,287,618, of which $354,638 represented demand notes held by investors. As of that date, the Company had estimated loss carry-forwards for tax purposes of $12,429,136. To fund our deficits we have basically been dependent on a flow of cash investments, including cash from existing shareholders, officers and directors. During the fiscal year ended March 31, 2001 we issued Common Stock and demand notes for $116,750 in cash. During the fiscal year ended March 31, 2002 we issued Common Stock and demand notes for $75,475 in cash. During the nine months ended December 31, 2002 we issued Common Stock and notes for $147,500 in cash. The Company anticipates that it will continue to incur net losses in the year 2003. The Company will continue to incur substantial costs related to its continued growth. There can be no assurance that the Company will achieve targeted levels of growth or profitability in the future. The foregoing conditions among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


Limited Capital Resources
-------------------------

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

Dependence on Intellectual Property Rights
------------------------------------------

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

Regulation
----------

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

Integration of Alliances
------------------------

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

Highly Competitive Business
---------------------------

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

Dependence on Key Personnel
---------------------------

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

Adverse Effects of Large Stock Issuances
----------------------------------------


As of December, 31, 2002, the Company had 19,778,216 outstanding shares of common stock, 2,782,008 outstanding options and 1,064,700 outstanding warrants. Except for (1) 13,564,932 shares of common stock (including 7,687,092 shares held by affiliates), and (2) all of the outstanding options and warrants, all of these securities are freely tradeable. The holders of a majority of the remaining securities may request to have the resale of their shares registered under the Securities Act of 1933, and should that happen, such shares would become freely tradeable during the early months of 2003. The Company's Common Stock price is vulnerable to potential sales by these shareholders of substantial amounts of Common Stock in the public market. The SRLA with Johns Hopkins will dilute the ownership of the Company's existing stockholders. Based on the shares outstanding as of December 31, 2002, the Company has issued approximately 2% of its Common Stock to Johns Hopkins and expects to issue over 4% in the future. This arrangement will dilute the percentage ownership held by the Company's stockholders when compared to such ownership prior to the arrangement. No predictions can be made of the effect, if any, that the sale or availability for sale of additional shares of Common Stock will have on the market price of the Common Stock. Nevertheless, sales of substantial amounts of such shares in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.


Over-the-Counter Market; Penny Stock Trading Rules
--------------------------------------------------

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

Lack of Dividends
-----------------

The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain profits, if any, to fund growth and expansion. See "Dividend Policy."

Plan of Operation
-----------------

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


ITEM 3. CONTROLS AND PROCEDURES

(a) On December 31, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.



                             PART II.

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


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


By resolution, effective August 19, 2002, the Board of Directors authorized a two (2) for one (1) stock split for all shareholders of record as of August 31, 2002. The stock split took place on October 1, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

(b)	Exhibits. There have not been any documents that are to be
        attached as Exhibits entered into during the three-month period covered in this Form 10-QSB, unless listed below, and therefore, all Exhibits have been previously filed by the Company.


No.  Description
---  -----------

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


                                 Link Plus Corporation



Dated:  March 18, 2003           By:  /s/ Robert L. Jones, Jr.
                                    -------------------------------------
                                    Robert L. Jones, Chairman and CEO