Form 10QSB/A
period 2002-12-31
LINK PLUS CORP
filed 2003-04-25
CIK 1062312

FORM 10-QSB/A-2

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


                            (410) 203-9770
                     (Company's telephone number)


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

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      LINK PLUS CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   DECEMBER 31, 2002   MARCH 31, 2002
                                                                                      (UNAUDITED)         (AUDITED)

 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $         79      $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            627               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,424               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,967              --
                                                                                     ------------      ------------
Total Assets                                                                         $    342,391      $        627
                                                                                     ============      ============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $  1,049,733      $  1,059,066

 Accrued liabilities                                                                    1,064,295         1,173,106

 Notes payable-current                                                                    354,638           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              2,468,666         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.005 per share; 50,000,000 shares authorized; 19,778,216 and 18,211,962 shares issued and
  outstanding at December 31, 2002 and March 31, 2002, respectively                        98,891            91,060

 Additional Paid-In-Capital                                                             9,986,554         8,598,782
 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,411,720)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (2,326,275)       (2,858,983)
                                                                                     ------------      ------------

 Total Liabilities and Deficiency in Stockholders' Equity                            $    342,391      $        627
                                                                                     ============      ============



      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


          CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                          (UNAUDITED)

                                                   Three Months Ended             Nines Months Ended
                                                     December 31,                     December 31,

                                                  2002            2001            2002            2001
                                                  ----            ----            ----            ----

REVENUES:
    Product sales                            $       --      $       --      $       --      $      2,700

    Royalty sales                                  14,107          11,732          31,581          26,483
                                             ------------    ------------    ------------    ------------
                                                   14,107          11,732          31,581          29,183
Operating Expenses:


Selling, general and administrative               237,622         177,822         837,136         526,371

Depreciation                                          276            --               352            --
                                             ------------    ------------    ------------    ------------

Total Operating Expense                           237,898         177,822         837,488         526,371



LOSS FROM OPERATIONS                             (223,791)       (166,090)       (805,907)       (497,188)

Interest (expense) income, net                    (13,690)             43         (44,987)            308
                                             ------------    ------------    ------------    ------------

Net loss before income taxes                     (237,481)       (166,046)       (850,894)       (496,880)

Income (taxes) benefit                               --              --              --              --
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (237,481)   $   (166,046)    $  (850,894)   ($   496,880)
                                             ============    ============    ============    ============

Loss Per Common Share (Basic and Assuming
Dilution)                                    $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)
                                             ============    ============    ============    ============

Weighted Average Shares Outstanding (Basic
and Diluted)                                   19,776,105      18,043,360      18,507,899      17,644,986


      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                               Nine Months Ended December 31,
                                                                    2002            2001
                                                                    ----            ----
Cash flows from operating activities:

Net loss                                                          $(850,894)     $(496,880)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation                                                         352           --

   Common stock issued for board of directors  and employee
        compensation                                                763,012        480,099

   Common stock issued for services                                  43,600           --
   Common stock issued for incentive for loans                       20,000           --
   Stock warrants issued for services                                22,813           --
(Increase) decrease in:

   Accounts payable and accrued expenses                           (118,145)          (518)
                                                                  ---------      ---------
Net cash provided by (used in) operating activities                (119,262)       (17,300)

Cash flows from investing activities:
Disposition of short-term investments                                  --             --
Capital expenditures                                                 (3,319)          --
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                  (3,319)
                                                                  ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                               95,626
Proceeds from common stock subscribed                                22,500
Proceeds from notes payable                                          20,000         17,300
Payments of notes payable                                           (15,466)          --
                                                                  ---------      ---------

Net cash provided by (used in) financing activities                 122,660         17,300


Net increase (decrease) in cash and cash equivalents
                                                                         79              0
Cash and cash equivalents at beginning of year                         --             --

Cash and cash equivalents at end of year                          $      79      $       0
                                                                  ---------      ---------

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                              $    --        $    --
Cash paid during period for income taxes                               --             --

Common stock and warrants issued in exchange for services           849,425        480,099

Common stock issued in exchange for debt and accrued interest        77,333        125,065
Common stock issued in exchange for inventory                       338,718           --



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


On August 26, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $40,000 plus accrued and unpaid interest of $4,334 into 44,334 shares of the Company's common stock. The shares were valued at $1.00 per share, which approximated the fair value of the stock at the time the debt was incurred.


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


On August 26, 2002, the Company issued 763,012 shares of common stock in exchange for salaries to officers and board of directors' compensation. The shares were valued at $1.00 per share, which approximated the fair value of the services rendered.


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


COSTS AND EXPENSES
------------------

Three Months Ended December 31, 2002 and 2001
---------------------------------------------


The Company's selling, general and administrative expenses for the three months ended December 31, 2002 was $237,622 compared to $177,822 for the same period ended December 31, 2001, an increase of $59,800. This increase was due to an increase salaries expense ($49,967), office expense ($1,628) and legal and professional service fees ($8,205).

Nine Months Ended December 31, 2002 and 2001
--------------------------------------------

The Company's selling, general and administrative expenses for the nine month period ended December 31, 2002 was $837,136 compared to $526,371 for the same period ended December 31, 2001, an increase of $310,765. This increase was due to an increase in common stock issued for compensation ($95,728), board of directors' fees ($83,334), professional service fees associated with the filing of the Company's registration statement ($79,598), stock warrants issued for compensation ($22,813), expense related to notes issued to as an incentive for noteholders ($20,000) and increased office expense ($9,292).

LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 2002, we had a working capital deficit of $2,129,242. As a result of the Company's operating loss of $850,894 for the nine months ended December 31, 2002, the Company generated a cash flow deficit of $119,262 from operating activities, adjusted principally for the value of common stock and stock warrants issued to consultants and employees for services and previously incurred debt in the amount of $869,425. The Company invested $3,319 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $108,126 of common stock and loan proceeds of $20,000. The Company also issued its common stock and warrants valued at $338,718 for inventory to be used in operations.


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

Development Stage Company


We are a development stage company with no significant operating history upon which an investor can evaluate its business and prospects. Investors must consider the risks and uncertainties frequently encountered by development stage companies like the Company in the evolving telecommunications market. If the Company is unsuccessful in addressing these risks and uncertainties, the Company's business will be seriously harmed. The Company began operations in 1975 and has experienced losses from operations since inception. Our present financial condition reflects our past concentration on R&D and lack of product sales. We had an accumulated deficit of $12,411,720 as of December 31, 2002 with negative shareholders equity of $2,326,275. As of that date, the Company had accounts payable of $1,049,733 and total current liabilities of $2,468,666, of which $354,638 represented demand notes held by investors. As of that date, the Company had estimated loss carry-forwards for tax purposes of $12,411,720. To fund our deficits we have basically been dependent on a flow of cash investments, including cash from existing shareholders, officers and directors. During the fiscal year ended March 31, 2001 we issued Common Stock and demand notes for $116,750 in cash. During the fiscal year ended March 31, 2002 we issued Common Stock and demand notes for $75,475 in cash. During the nine months ended December 31, 2002 we issued Common Stock and notes for $147,500 in cash. The Company anticipates that it will continue to incur net losses in the year 2003. The Company will continue to incur substantial costs related to its continued growth. There can be no assurance that the Company will achieve targeted levels of growth or profitability in the future. The foregoing conditions among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


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


ITEM 3. CONTROLS AND PROCEDURES


(a) On December 31, 2002, Robert L. Jones, Jr., Chairman, CEO and Donald C. Kolasch, President, made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are effective.


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


No.  Description
---  -----------

99.1 Certification of Robert L. Jones, Jr. Pursuant to Rule 13a-14 (filed herewith).

99.2 Certification of Donald C. Kolasch Pursuant to Rule 13a-14
     (filed herewith).

99.3 Certification of Robert L. Jones, Jr. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.4 Certification of Donald C. Kolasch Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Link Plus Corporation



Dated:  April 25, 2003           By:  /s/ Robert L. Jones, Jr.
                                    -------------------------------------
                                    Robert L. Jones, Chairman and CEO