Form 10QSB/A
period 2002-12-31
LINK PLUS CORP
filed 2003-05-14
CIK 1062312

FORM 10-QSB/A-3

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

                      Yes [X]           No  [ ]


The Registrant had 19,776,098 shares of its common stock outstanding as of December 31, 2002.

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

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      LINK PLUS CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   DECEMBER 31, 2002   MARCH 31, 2002
                                                                                      (UNAUDITED)         (AUDITED)

 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $         79      $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            627               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,424               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,967              --
                                                                                     ------------      ------------
Total Assets                                                                         $    342,391      $        627
                                                                                     ============      ============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $  1,049,733      $  1,059,066

 Accrued liabilities                                                                    1,064,295         1,173,106

 Notes payable-current                                                                    354,638           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              2,468,666         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.005 per share; 50,000,000 shares authorized; 19,776,098 and 18,211,962 shares issued and
  outstanding at December 31, 2002 and March 31, 2002, respectively                        98,880            91,060

 Additional Paid-In-Capital                                                             9,986,565         8,598,782

 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,411,720)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (2,326,275)       (2,858,983)
                                                                                     ------------      ------------

 Total Liabilities and Deficiency in Stockholders' Equity                            $    342,391      $        627
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


On August 26, 2002, the Company issued 74,266 shares of common stock at $1.00 per share in exchange for previously subscribed shares.

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


On August 26, 2002 the Company issued 106,020 shares of common stock to private investors at $1.00 per share for total proceeds of $106,020.


On August 29, 2002, a shareholder previously holding a loan due from the Company converted the unpaid principal amount of $3,000 into 3,000 shares of the Company's common stock.


On August 26, 2002, the Company issued 82,434 shares to an officer of the Company for consulting services incurred in 1998 -1999, before becoming an officer of the Company. The shares were valued at $1.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002, the Company issued 26,252 shares to a non-officer employee for pasted due salary. The shares were issued at $1.00 per share.


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

Adverse Effects of Large Stock Issuances
----------------------------------------

As of December, 31, 2002, the Company had 19,776,098 outstanding shares of common stock, 2,782,008 outstanding options and 1,755,636 outstanding warrants. Except for (1) 13,564,932 shares of common stock (including 7,687,092 shares held by affiliates), and (2) all of the outstanding options and warrants, all of these securities are freely tradeable. The holders of a majority of the remaining securities may request to have the resale of their shares registered under the Securities Act of 1933, and should that happen, such shares would become freely tradeable during the early months of 2003. The Company's Common Stock price is vulnerable to potential sales by these shareholders of substantial amounts of Common Stock in the public market. The SRLA with Johns Hopkins will dilute the ownership of the Company's existing stockholders. Based on the shares outstanding as of December 31, 2002, the Company has issued approximately 2% of its Common Stock to Johns Hopkins and expects to issue over 4% in the future. This arrangement will dilute the percentage ownership held by the Company's stockholders when compared to such ownership prior to the arrangement. No predictions can be made of the effect, if any, that the sale or availability for sale of additional shares of Common Stock will have on the market price of the Common Stock. Nevertheless, sales of substantial amounts of such shares in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.


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


                                 Link Plus Corporation



Dated:  May 14,2 003             By:  /s/ Robert L. Jones, Jr.
                                    -------------------------------------
                                    Robert L. Jones, Chairman and CEO