Form 10QSB
period 2003-03-31
LINK PLUS CORP
filed 2003-05-20
CIK 1062312

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    MARCH 31, 2003

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

                    Commission file number: 000-50077


                          LINK PLUS CORPORATION


                                 DELAWARE
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                 52-1018174
                    ------------------------------------
                    (I.R.S. Employer Identification No.)

                         3470 Ellicott Center Drive
                           Ellicott City, MD 21043
                  ----------------------------------------
                  (Address of principal executive offices)

                               (410) 203-9770
                        ----------------------------
                        (Company's telephone number)

  Securities to be registered pursuant to Section 12(g)of the Act:

                        Common Stock,$.005 par value
                        ----------------------------
                           (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                                     No [ ]

The Registrant had 20,194,269 shares of its common stock outstanding as of March 31, 2003.

                          LINK PLUS CORPORATION
                          INDEX TO FORM 10-QSB

              For the Quarterly Period Ended March 31, 2003

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets March 31, 2003 and
        March 31, 2002

        Condensed Consolidated Statements of Losses for the twelve months ended March 31, 2003 and 2002

        Condensed Consolidated Statements of Cash Flows for the twelve months ended March 31, 2003 and 2002

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                          LINK PLUS CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       FOR THE TWELVE MONTHS ENDED
                                                                                   MARCH 31, 2003       MARCH 31, 2002
                                                                                      (UNAUDITED)         (AUDITED)
                                                                                   --------------       --------------
 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $       --        $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            506               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,224               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,690              --
                                                                                     ------------      ------------
Total Assets                                                                         $    341,914      $        627
                                                                                     ============      ============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $    569,058      $  1,059,066
 Accrued liabilities                                                                      954,079         1,173,106

 Notes payable-current                                                                    350,838           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              1,873,975         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.005 per share; 50,000,000 shares authorized; 20,194,269 and 18,211,962 shares issued and
  outstanding at March 31, 2003 and March 31, 2002, respectively                          100,971            91,060

 Additional Paid-In-Capital                                                            10,824,495         8,598,782
 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,657,527)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (1,732,061)       (2,858,983)
                                                                                     ------------      ------------
 Total Liabilities and Deficiency in Stockholders' Equity                            $    341,914      $        627
                                                                                     ============      ============





See accompanying footnotes to the unaudited condensed consolidated financial statements.

                           LINK PLUS CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)


                                                   Three Months Ended             Twelve Months Ended
                                                        March 31,                       March 31,

                                                  2003            2002            2003            2002
                                                  ----            ----            ----            ----
REVENUES:
    Product sales                            $     10,164    $      2,526    $     10,164     $     5,226

    Royalty sales                                     842           6,682          32,423          33,165
                                             ------------    ------------    ------------    ------------
                                                   11,006           9,208          42,587          38,391
Operating Expenses:

Selling, general and administrative               241,889         969,631       1,079,025       1,568,278

Depreciation                                          276            --               629            --
                                             ------------    ------------    ------------    ------------

Total Operating Expense                           242,165         969,631       1,079,654       1,568,278


LOSS FROM OPERATIONS                             (231,159)       (960,423)     (1,037,0679)    (1,529,887)

Interest (expense) income, net                    (14,646)       (200,814)        (59,633)       (128,230)
                                             ------------    ------------    ------------    ------------

Net loss before income taxes                     (245,805)     (1,161,237)     (1,096,700)     (1,658,117)

Income (taxes) benefit                               --              --              --              --
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (245,805)   $ (1,161,237)    $(1,096,700)   $ (1,658,117)
                                             ============    ============    ============    ============

Loss Per Common Share (Basic and Assuming
Dilution)                                    $      (0.01)   $      (0.06)   $      (0.06)   $      (0.09)
                                             ============    ============    ============    ============

Weighted Average Shares Outstanding (Basic
and Diluted)                                   21,877,672      18,043,360      19,287,786      17,775,830




See accompanying footnotes to the unaudited condensed consolidated financial statements.

                               LINK PLUS CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                Twelve Months Ended March 31,
                                                                    2003            2002
                                                                    ----            ----
Cash flows from operating activities:

Net loss                                                        $(1,096,700)     $(496,880)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation                                                         629           --

   Common stock issued for board of directors and employee
        compensation                                              1,118,678        480,099
   Common stock issued for services                                 524,275           --
   Common stock issued for incentive for loans                       20,000           --
   Stock warrants issued for services                                22,813           --
(Increase) decrease in:

   Accounts payable and accrued expenses                           (709,035)          (518)
                                                                  ---------      ---------
Net cash provided by (used in) operating activities                (119,341)       (17,300)

Cash flows from investing activities:
Disposition of short-term investments                                  --             --
Capital expenditures                                                 (3,319)          --
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                  (3,319)
                                                                  ---------      ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                               95,626
Proceeds from common stock subscribed                                22,500
Proceeds from notes payable                                          20,000         17,300
Payments of notes payable                                           (15,466)          --
                                                                  ---------      ---------

Net cash provided by (used in) financing activities                 122,660         17,300

Net increase (decrease) in cash and cash equivalents                      0              0

Cash and cash equivalents at beginning of year                            0              0

Cash and cash equivalents at end of year                          $       0      $       0
                                                                  ---------      ---------
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                              $    --        $    --
Cash paid during period for income taxes                               --             --
Common stock and warrants issued in exchange for services         1,665,766       480,099
Common stock issued in exchange for debt and accrued interest        20,000       125,065
Common stock issued in exchange for inventory                       338,718           --





See accompanying footnotes to the unaudited condensed consolidated financial statements.

                          LINK PLUS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2003
                                (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the audited March 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-SB, as amended.

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

On August 26, 2002, the Company issued 338,718 shares of common stock and 338,718 warrants to purchase shares of the Company's common stock to a third- party supplier in exchange for inventory, spare parts and marketing related services. The shares of the common stock were valued at $1.00 per share, which approximated the fair value of the inventory received. The warrants, which have an exercise price of $1.00 per share and expire on August 29, 2006, were valued at $22,813 using the Black-Scholes pricing model, and approximate the fair value of the marketing services received and charged to operations during the six months ended September 30, 2002.

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

On August 26, 2002, the Company issued 763,012shares of common stock in exchange for salaries to officers and board of directors' compensation. The shares were valued at $1.00 per share, which approximated the fair value of the services rendered.

On August 26, 2002 the Company issue106,020 shares of common stock to private investors at $1.00 per share for total proceeds of $106,020.

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

On January 7, 2003, the Company issued 240,338 shares of the Company's common stock as payment of a debt for products delivered to the Company. The products were valued at $480,675 at $2.00 per share, which was the value of the accounts payable owed to them by the Company.

On March 12, 2003, the Company issued 177,833 shares of common stock in exchange for salaries to officers and board of directors' compensation. The shares of the common stock were valued at $2.00 per share, which approximated the fair value of the services rendered.

INVENTORIES
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of digital and electronic components available for sale to contract clients and the public.

Components of inventories as of March 31, 2003 are as follows:

Finished goods $338,718

The Company's inventory as of March 31, 2003 was $338,718.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the Company's unaudited Financial Statements and Notes thereto, included in this Form 10-QSB and in the audited financial statements for the year ended March 31, 2002 in our filing on Form 10-SB filed with the Securities and Exchange Commission on May 14, 2003.

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

Comparison of Financial Results
-------------------------------

REVENUES

Three Months Ended March 31, 2003 and 2002
------------------------------------------

The Company's total revenues were $11,006 for the three months ended March 31, 2003 compared to $9,208 for the same period ended March 31, 2002, an increase of $1,798 increased product sales ($7,638) offset by a decline in royalty sales ($5,840).

Twelve Months Ended March 31, 2003 and 2002
-------------------------------------------

The Company's revenues were $42,587 for the twelve month period ended March 31, 2003 compared to $38,391 for the same period ended March 31, 2002, an increase of $4,196. This increase was the result of product sales ($4,938) offset by a decline in royalty sales ($742).


COSTS AND EXPENSES

Three Months Ended March 31, 2003 and 2002
------------------------------------------

The Company's selling, general and administrative expenses for the three months ended March 31, 2003 was $241,889 compared to $969,631 for the same period ended March 31, 2002, a decrease of $727,742. This decrease was due to a decline in salaries expense ($207,402), research & development expense ($356,004), administrative expense ($47,313), board of directors' fees ($97,500) and legal and professional service fees ($8,800), rent ($7,362) and royalty expense ($2,361).

Twelve Months Ended March 31, 2003 and 2002
-------------------------------------------

The Company's selling, general and administrative expenses for the twelve month period ended March 31, 2003 was $1,079,025 compared to $1,568,278 for the same period ended March 31, 2002, a decrease of $489,253. This decrease was due to a decline in research and development costs ($356,004), salaries expense ($111,668), administrative expense ($19,946) and auto expense ($1,635).


LIQUIDITY AND CAPITAL RESOURCES

As of March 31,2003, we had a working capital deficit of $1,534,751. As a result of the Company's operating loss of $1,096,700 for the twelve months ended March 31, 2003, the Company generated a cash flow deficit of $119,341 from operating activities, adjusted principally for the value of common stock and stock warrants issued to consultants and employees for services and previously incurred debt in the amount of $1,685,766. The Company invested $3,319 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $108,126 of common stock and loan proceeds of $20,000. The Company also issued its common stock and warrants valued at $338,718 for inventory to be used in operations.

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

Development Stage Company

We are a development stage company with no significant operating history upon which an investor can evaluate its business and prospects. Investors must consider the risks and uncertainties frequently encountered by development stage companies like the Company in the evolving telecommunications market. If the Company is unsuccessful in addressing these risks and uncertainties, the Company's business will be seriously harmed. The Company began operations in 1975 and has experienced losses from operations since inception. Our present financial condition reflects our past concentration on R&D and lack of product sales. We had an accumulated deficit of $12,657,527 as of March 31, 2003 with negative shareholders equity of $1,732,061. As of that date, the Company had accounts payable of $569,058 and total current liabilities of $1,873,975, of which $350,838 represented demand notes held by investors. As of that date, the Company had estimated loss carry-forwards for tax purposes of $12,657,527. To fund our deficits we have basically been dependent on a flow of cash investments, including cash from existing shareholders, officers and directors. During the fiscal year ended March 31, 2001 we issued Common Stock and demand notes for $116,750 in cash. During the fiscal year ended March 31, 2002, we issued Common Stock and demand notes for $75,475 in cash. During the fiscal year ended March 31, 2003, we issued Common Stock and notes for $147,500 in cash. The Company anticipates that it will continue to incur net losses in the year 2003. The Company will continue to incur substantial costs related to its continued growth. There can be no assurance that the Company will achieve targeted levels of growth or profitability in the future. The foregoing conditions among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Limited Capital Resources
-------------------------

The Company has experienced recurring losses from operations since its inception and has limited resources. The Company has historically relied upon equity and debt financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Independent Auditors' Report in the Form 10-SB filed on May 14, 2003, states that the Company has incurred significant losses in the past and continues to have negative working capital and that these conditions can cause doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in the process of attempting to raise additional capital through interim financing. Since commencing these efforts in April 1998, the Company has managed to raise over $5,000,000. However, there is no assurance that the Company will be successful in obtaining the funds it needs to continue.

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

Adverse Effects of Large Stock Issuances
----------------------------------------

As of March 31, 2003, the Company had 20,194,269 outstanding shares of common stock, 2,782,008 outstanding options and 1,755,636 outstanding warrants. Except for (1) 13,564,932 shares of common stock (including 7,687,092 shares held by affiliates), and (2) all of the outstanding options and warrants, all of these securities are freely tradeable. The holders of a majority of the remaining securities may request to have the resale of their shares registered under the Securities Act of 1933, and should that happen, such shares would become freely tradeable during the early months of 2003. The Company's Common Stock price is vulnerable to potential sales by these shareholders of substantial amounts of Common Stock in the public market. The SRLA with Johns Hopkins will dilute the ownership of the Company's existing stockholders. Based on the shares outstanding as of December 31, 2002, the Company has issued approximately 2% of its Common Stock to Johns Hopkins and expects to issue over 4% in the future. This arrangement will dilute the percentage ownership held by the Company's stockholders when compared to such ownership prior to the arrangement. No predictions can be made of the effect, if any, that the sale or availability for sale of additional shares of Common Stock will have on the market price of the Common Stock. Nevertheless, sales of substantial amounts of such shares in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of the Common Stock and could impair the Company's future ability to raise capital through an offering of its equity securities.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Common Stock is not currently traded on any market. We intend to request one or more broker dealers to quote and trade our Common Stock on the OTC Bulletin Board at such time as we become a reporting company under Securities and Exchange Commission regulations. We have not paid any cash dividends on our Common Stock and we anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. As of March 31, 2003, the number of record holders of the Company's Common Stock was 193.

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

                               Link Plus Corporation



Dated:  May 20, 2003           By:  /s/ Robert L. Jones, Jr.
                                 -------------------------------------
                                    Robert L. Jones, Chairman and CEO