Form 10QSB/A
period 2002-12-31
LINK PLUS CORP
filed 2003-06-13
CIK 1062312

FORM 10-QSB/A-4

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

Item 4.  Submission of Matters to a Vote of  Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      LINK PLUS CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       FOR THE NINE MONTHS ENDED
                                                                                   ----------------------------------
                                                                                   DECEMBER 31, 2002   MARCH 31, 2002
                                                                                   -----------------   --------------
                                                                                      (UNAUDITED)         (AUDITED)
 ASSETS
 Current Assets:
 Cash and Equivalents                                                                $         79      $       --
 Inventory at cost                                                                        338,718      $       --
 Other receivables                                                                            627               627
                                                                                     ------------      ------------
 Total Current Assets                                                                     339,424               627

 Property, Plant and Equipment, net of accumulated
 depreciation                                                                               2,967              --
                                                                                     ------------      ------------
Total Assets                                                                         $    342,391      $        627
                                                                                     ============      ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                                    $  1,049,733      $  1,059,066

 Accrued liabilities                                                                    1,032,597         1,173,106

 Notes payable-current                                                                    354,638           427,438
                                                                                     ------------      ------------
 Total Current Liabilities                                                              2,436,968         2,659,610

 Deferred revenue                                                                         200,000           200,000

 Commitments and Contingencies                                                               --                --

 Deficiency in Stockholders' Equity:
  Common Stock, par value $.005 per share; 50,000,000 shares authorized; 19,776,098 and 18,211,962 shares issued and
  outstanding at December 31, 2002 and March 31, 2002, respectively                        98,966            91,060

 Additional Paid-In-Capital                                                            10,194,825         8,598,782

 Common stock subscribed                                                                     --              12,000
 Accumulated Deficit                                                                  (12,588,368)      (11,560,825)
                                                                                     ------------      ------------

                                                                                       (2,294,577)       (2,858,983)
                                                                                     ------------      ------------

 Total Liabilities and Deficiency in Stockholders' Equity                            $    342,391      $        627
                                                                                     ============      ============



      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


          CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                          (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                      December 31,                    December 31,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------

REVENUES:
    Product sales                            $       --      $       --      $       --      $      2,700

    Royalty sales                                  14,107          11,732          31,581          26,483
                                             ------------    ------------    ------------    ------------
                                                   14,107          11,732          31,581          29,183
Operating Expenses:


Selling, general and administrative               237,622         177,822       1,013,386         526,371

Depreciation                                          276            --               352            --
                                             ------------    ------------    ------------    ------------

Total Operating Expense                           237,898         177,822       1,013,738         526,371



LOSS FROM OPERATIONS                             (223,791)       (166,090)       (982,157)       (497,188)

Interest (expense) income, net                    (13,690)             43         (45,386)            308
                                             ------------    ------------    ------------    ------------

Net loss before income taxes                     (237,481)       (166,046)     (1,027,543)       (496,880)

Income (taxes) benefit                               --              --              --              --
                                             ------------    ------------    ------------    ------------
NET LOSS                                     $   (237,481)   $   (166,046)    $(1,027,543)   ($   496,880)
                                             ============    ============    ============    ============

Loss Per Common Share (Basic and Assuming
Dilution)                                    $      (0.01)   $      (0.01)   $      (0.05)   $      (0.03)
                                             ============    ============    ============    ============

Weighted Average Shares Outstanding (Basic
and Diluted)                                   19,776,105      18,043,360      18,507,899      17,644,986


      See accompanying footnotes to the unaudited condensed consolidated financial statements.

                      LINK PLUS CORPORATION


         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                               Nine Months Ended December 31,
                                                               ------------------------------
                                                                    2002            2001
                                                               -------------     -----------

Cash flows from operating activities:

Net loss                                                        $(1,027,543)     $  (496,880)

Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation                                                         352               --

   Common stock issued for board of directors  and employee
        compensation                                                     --          480,099

Inventory                                                          (338,718)              --
(Increase) decrease in:
   Notes Payable                                                    (72,800)              --
   Accounts payable and accrued expenses                           (149,842)            (518)
                                                                -----------      -----------
Net cash provided by (used in) operating activities              (1,588,551)         (17,300)

Cash flows from investing activities:
Disposition of short-term investments                                    --               --
Capital expenditures                                                 (3,319)              --
                                                                -----------      -----------
Net cash provided by (used in) investing activities                  (3,319)              --
                                                                -----------      -----------

Cash flows from financing activities:
Proceeds from issuance of common stock                              121,020               --
Proceeds from common stock subscribed                                96,766               --
Proceeds from notes payable                                                           17,300
Common Stock for Debt                                                77,334
Common Stock and Warrants for Inventory                             361,531               --
Common Stock to Board and Salaries                                  763,012               --
Common Stock for Services                                           152,286               --
Common Stock for Incentive for Loan                                  20,000               --
                                                                -----------      -----------
Net cash provided by (used in) financing activities               1,591,949           17,300

Net increase (decrease) in cash and cash equivalents
                                                                         79                0
Cash and cash equivalents at beginning of year                           --               --

Cash and cash equivalents at end of year                        $        79      $         0
                                                                -----------      -----------






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

Nine Months Ended December 31, 2002 and 2001
--------------------------------------------

The Company's selling, general and administrative expenses for the nine month period ended December 31, 2002 was $1,013,386 compared to $526,371 for the same period ended December 31, 2001, an increase of $487,015. This increase was due to an increase in common stock issued for compensation ($163,901), board of directors' fees ($79,511), professional service fees associated with the filing of the Company's registration statement ($71,317), stock issued for services ($152,286), and expense related to notes issued to as an incentive for noteholders ($20,000).

LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 2002, we had a working capital deficit of $2,097,544. As a result of the Company's operating loss of $1,027,543 for the nine months ended December 31, 2002, the Company generated a cash flow deficit of $1,588,551 from operating activities, adjusted principally for the value of common stock and stock warrants issued to consultants and employees for services and previously incurred debt in the amount of $826,612. The Company invested $3,319 in furniture, equipment, and leasehold improvements utilized in its operations. We met our cash requirements during this period through the private placement of $217,786 of common stock and loan proceeds of $29,846. The Company also issued its common stock and warrants valued at $338,718 for inventory to be used in operations.


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

Development Stage Company


We are a development stage company with no significant operating history upon which an investor can evaluate its business and prospects. Investors must consider the risks and uncertainties frequently encountered by development stage companies like the Company in the evolving telecommunications market. If the Company is unsuccessful in addressing these risks and uncertainties, the Company's business will be seriously harmed. The Company began operations in 1975 and has experienced losses from operations since inception. Our present financial condition reflects our past concentration on R&D and lack of product sales. We had an accumulated deficit of $12,588,368 as of December 31, 2002 with negative shareholders equity of $2,294,577. As of that date, the Company had accounts payable of $1,049,733 and total current liabilities of $2,436,968, of which $354,638 represented demand notes held by investors. As of that date, the Company had estimated loss carry-forwards for tax purposes of $12,588,368. To fund our deficits we have basically been dependent on a flow of cash investments, including cash from existing shareholders, officers and directors. During the fiscal year ended March 31, 2001 we issued Common Stock and demand notes for $116,750 in cash. During the fiscal year ended March 31, 2002 we issued Common Stock and demand notes for $75,475 in cash. During the nine months ended December 31, 2002 we issued Common Stock and notes for $147,500 in cash. The Company anticipates that it will continue to incur net losses in the year 2003. The Company will continue to incur substantial costs related to its continued growth. There can be no assurance that the Company will achieve targeted levels of growth or profitability in the future. The foregoing conditions among others may indicate that we will be unable to continue as a going concern for a reasonable period of time. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


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



                                 Link Plus Corporation



Dated:  June 13, 2003            By:  /s/ Robert L. Jones, Jr.
                                    -------------------------------------
                                    Robert L. Jones, Chairman and CEO