Form 10KSB
period 2003-03-31
LINK PLUS CORP
filed 2003-08-27
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended MARCH 31, 2003

                        Commission file number: 000-50077

                              LINK PLUS CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   52-1018174
                        (IRS Employee Identification No.)

                                  P.O. BOX 1340
                          ELLICOTT CITY, MARYLAND 21041
               (Address of principal executive offices)(Zip Code)

                                 (410) 203-9770
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                 $.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year: $42,587

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003:
                                      NONE

 Number of outstanding shares of the registrant's par value $0.005 common stock as of March 31, 2003:
                                   20,194,269

                    Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes___; No X

                              LINK PLUS CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                            PAGE
                                     Part I


Item 1.       Description of Business.........................................3

Item 2.       Description of Property.........................................10

Item 3.       Legal Proceedings...............................................10

Item 4.       Submission of Matters to a Vote of Security Holders.............11


                                     Part II

Item 5.       Market for Common Equity and Related Stockholder Matters........11

Item 6.       Management's Discussion and Analysis or Plan of Operation.......12

Item 7.       Financial Statements............................................14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................14

Item 8A.      Controls and Procedures.........................................14


                                    Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............15

Item 10.      Executive Compensation..........................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................19

Item 12.      Certain Relationships and Related Transactions..................21

Item 13.      Exhibits and Reports on Form 8-K................................22

Item 14.      Principal Accountant Fees and Services..........................23

Signatures    ................................................................24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

BUSINESS HISTORY

Link Plus Corporation ("we" or the "Company") is a Delaware corporation formed on April 18, 1975, engaged in research and development ("R&D"), manufacturing, and marketing of proprietary communications products based on linked compressor and expander (Lincompex) technology. The acronym Lincompex is a term created by the International Telecommunications Union (ITU) to describe the technology.

Lincompex works as follows: when a person speaks into a communications device, i.e., telephone, walkie-talkie, or a two-way radio such as used by ships, taxis, police cars and the military, each syllable spoken has a different power level. For example, if the transmitter has a maximum power level of 100 watts, one syllable may be transmitted at 5 watts, another at 20 watts and another at 75 watts depending on the manner that a person speaks, and the strength of their voice. The compressor eliminates the normal variable wattage and essentially amplifies each syllable so that it is transmitted at close to the 100 watt maximum. At the receiving end of the telephone or radio, the expander brings each syllable back to its original power level, and in so doing significantly reduces any noise and interference picked up during the transmission. The expander is linked to the compressor by a control signal that tells the expander the original power level of each syllable, and the expander returns the syllable to that power level.

Over the years, the Company has used the latest digital technology to improve and miniaturize the Lincompex technology. This resulted in patents and the trademark LinkPlus(R) that encompasses these improvements. LinkPlus(R) technology represents an innovative redesign of complex and very expensive telephone signal enhancing systems developed for the British Post Office in the early 1960's by AT&T and ITT. To our knowledge, we are the only company remaining in the field of Lincompex technology. Over the years our continuous miniaturization, improvements, and patents have reduced the threat of significant competition. We have extensive patent protection designed to prevent others from "designing around" any one patent, thus giving us domination of an important market niche.

Until recently Lincompex systems were not competitive with existing compression technology such as compandors that generally increases the power of each voice syllable by a fixed ratio, usually 2 to 1, whereas Lincompex increases the power of nearly all the syllables to the maximum of the transmitter. The cost and size of the Lincompex equipment made Lincompex non-competitive. However, our Company now makes Lincompex technology available as software that can be licensed or, if a customer does not have the necessary components, as a ChipSet with the software included. For customers requiring easier installation, the ChipSet and software is incorporated with additional circuitry on a printed circuit board the size of a business card and offered as the Lincompex Card. If encryption is required by the customer, further circuitry is added to the Lincompex Card with encryption software and offered as the CypherPex Card.

Our growing product line, based on Lincompex, includes radios; cordless, cellular, and landline telephones; high speed data equipment for the Internet; and digital audio and digital video.

We hold a variety of patents covering the Lincompex technology and related designs and devices. See below under Intellectual Property Protection. Lincompex technology is classified as "General Destination" or "G-DEST" by the Department of Commerce, which means that products incorporating the technology do not require any special license to export to most countries. The G-DEST classification requires a license for exporting to Cuba, Libya, Iraq, Iran, North Korea, and Cambodia. Lincompex technology is not currently regulated (other than by FCC requirements applicable to design of telecommunications equipment) and is not subject to environmental laws.

Johns Hopkins University signed a Strategic Relationship and Licensing agreement ("SRLA") with us as of September 21, 2001. The SRLA establishes Johns Hopkins University/Applied Physics Laboratory (JHU/APL) as our primary R&D partner. Under the SRLA we are entitled to exclusive commercial rights to all existing and future technology developed by JHU/APL in the Lincompex area. Also, the SRLA allows the Company access to all JHU/APL patents in related areas.

Effective January 1, 1999, a Patent License and Release Agreement was executed between the United States of America and Link Plus Corporation and TRW, Inc. The Agreement was the result of a patent infringement suit brought by the Company in the U.S. Court of Federal Claims alleging infringement of U.S. Patent Numbers:
4,839,906; 5,065,451; 4,271,499; and 4,944,024 by the United States Government.
TRW, Inc. is co-owner of Patent Number 4,839,906. The United States, as represented by the Secretary of the Army and the Secretary of the Air Force, is the Licensee in this Agreement. Under this Agreement, the Company will receive royalties for the life of the above patents, i.e., until June 9, 2009. Currently, the Company receives royalties for the AN/ARC-220, VRC-100, GS-220, RT-2200 radios. The AN/ARC-220 radios are used in all U.S. Army and U.S. Air Force helicopters.

On June 14, 2000, the Company signed a Purchase Contract with Japan Radio Company, Ltd. (JRC) to supply 2000 memory chips with the Company's software.

The Company mailing address is P.O. Box 1340, Ellicott City, MD 21041, and our telephone number is (410) 203-9770. Our website address is www.linkplus.com.

There has been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

BUSINESS DEVELOPMENT

Pursuant to the SRLA, JHU/APL is now developing the MATLAB Model, a computer model of LinkPlus(R) technology using a system developed by MATLAB, Inc. The MATLAB Model is expected to be finished by end of the first quarter, 2004. The MATLAB Model is an important research and demonstration tool to show to existing and potential users how the LinkPlus(R) technology can improve a wide variety of communication signals. These signals include, but are not limited to, digital cellular telephone; digital land-mobile radio; digital subscriber line ("DSL"); voice-over-internet protocol ("VOIP") and broadcast.

A number of our ongoing projects should benefit from use of the MATLAB Model:
DIGITAL CELLULAR TELEPHONE. We have had ongoing discussions beginning in August, 1999 with Texas Instruments, Inc. (T.I.) concerning the application of LinkPlus(R) technology to improve digital waveforms, such as those used in digital cellular telephone. T.I. provides about 50% of all the digital signal processors (DSPs) to the cellular telephone manufacturers such as Nokia and Ericsson. Our discussions included a possible licensing agreement wherein T.I. would include the LinkPlus(R) algorithm in DSPs sold to their customers. Successful conclusion of these discussions awaits the completion of the MATLAB Model early next year. T.I. provides 3,000,000 DSPs per week or 150,000,000 DSPs per year to the digital cellular telephone market.

DIGITAL LAND-MOBILE RADIO. We have had ongoing discussions beginning in March 2001 with Motorola, Inc. concerning the application of LinkPlus(R) technology to digital land-mobile radio. Motorola currently is the dominant player worldwide in the land-mobile radiomarket with nearly 60% of the market. Motorola is awaiting a demonstration using the MATLAB Model to evaluate the LinkPlus(R) technology as applied to digital land-mobile communications. If this application is successful, we believe that we may obtain a licensing agreement for this technology that would bring new revenues into our Company.

VERY HIGH SPEED DIGITAL SUBSCRIBER LINE ("VDSL"). We plan to use the MATLAB Model to apply LinkPlus(R) technology to improve discrete multi- tone ("DMT") modulation used in very high speed digital subscriber ("VDSL") communications. VDSL, as part of a full-service net, is intended to support all applications simultaneously, voice, data, and video. Ultimately, VDSL would support high-definition television ("HDTV"). The purpose is to increase the distance from the telephone central station over which an effective VDSL signal can be delivered to the customer. VDSL will allow high-speed data to move over the Internet using only the copper twisted pair connection, which is universal, worldwide. The market for VDSL technology is growing rapidly. As more households choose high-speed Internet access, VDSL technology is expected to acquire a larger share of a rapidly expanding market now dominated by cable modems. At the end of 1999, about 300,000 households in the U.S. had high-speed connections. By the end of 2004, it is estimated by the telecommunications industry that about 7 million households will be using VDSL, which is provided over telephone lines.

CABLE TELEVISION. We are planning on applying the MATLAB Computer Model to orthogonal frequency division multiplexing ("OFDM"). OFDM is used for wireless applications such as European digital audio and digital video broadcast standards ("DAP and DVB-T"). In November 2001 a major U.S. cable organization embraced the JAVA TV API-based Multimedia Home Platform ("MAP"), developed by Europe's Digital Video Broadcast ("DVB") initiative, as the middleware platform for advanced open cable digital set-top boxes. The announcement was made by Consortium Cable Television Laboratories, Inc. We believe that the adoption MAP could lead to considerable sales and/or licensing for LinkPlus(R) technology.

VOICE OVER-INTERNET PROTOCOL ("VOIP"). VOIP is currently being sold commercially. However, the quality of the voice is a problem. We believe that LinkPlus(R) technology can provide a solution to this problem. The potential market is substantial, considering that long distance charges may become obsolete as a result of VOIP. It is too early to predict the extent to which, or the speed at which, the VOIP market will develop.

BROADCAST COMMUNICATIONS. In 1999, the Company was issued its 11th patent, U.S. Patent No. 5,907,584, which for the first time applied LinkPIus(R) technology to broadcast communications. MATLAB Model analysis and simulations using LinkPIus(R) technology will be conducted which will further enhance broadcast signals. The potential broadcast market includes regular radios, car radios, short-wave radios, etc.

In 1996, we were asked by the Peoples Republic of China to develop and build a short-wave broadcast receiver based on LinkPlus(R) technology for use by the general population in China. Though China has 300 million people in urban areas with access to television and regular broadcast radio, that leaves over one billion people in rural or remote areas with only short-wave radio to receive important government information. A short-wave receivers based on LinkPlus(R) technology could be made and sold to the average person in China for a price of about $50 each. The short-wave receiver will be developed in the U.S., however, in order to meet this $50 retail price the manufacturing will be done in China due to cost considerations. The potential market is 300,000,000 households or $15 billion in revenue. Development of the short-wave receiver will begin in 2004.

LINKPLUS(R) PRODUCTS

We have a variety of commercial products, completed and under development, using the LinkPlus(R) technology, as described below:

LINKPLUS(R) SOFTWARE. This software has been developed over a period of 20 years at an estimated cost of $500,000. In 2002, for the first time, the Company decided to market the Lincompex software by itself as a product. To this end, the Company has completed all the necessary documentation to file for a statutory copyright with the Library of Congress by January 2004. The Company has had a common law copyright on various versions of the software for 20 years, but licensing requires a statutory copyright. The copyright cost is about $350. Once the copyright is in effect then the product will ready for full commercialization. A copyright expires in 95 years. The price range for which the software will be sold will depend on the application and the quantity. For example, for cellular telephone application having very high quantities (3,000,000 per week) the licensing fee may be 10 cents per unit. Where as, for a radio application having quantities of 3,000 a year the licensing fee may be $5 per unit. This software is the main component in all the Company's Lincompex product packages such as the ChipSet, Lincompex Card, CypherPex Card, LinkMate, and Handset.

LINKPLUS(R) CHIPSET. The ChipSet is comprised of "off the shelf" parts, therefore, no special development costs were incurred by the Company. The LinkPlus(R) ChipSet is a completed product with three components: a digital signal processor ("DSP"); a coder/ decoder ("CODEC"); and an erasable programmable read only memory ("EPROM"). The DSP and the CODEC are made by Texas Instruments ("T.I"), and the EPROM is made by Advanced Micro Devices ("AMD"). The EPROM has the capacity to store and run 16 different programs, therefore, a single ChipSet can be used for all applications whether telephone (wireless or wired); radio (HF, VHF, UHF); satellite, etc. T.I., and AMD have quoted us a combined price of $5.00 to $7.45 per ChipSet depending on the quantity. Full commercialization will be possible once technical documentation and advertising literature is completed. The projected cost for this is about $3,000. The ChipSet is currently priced at $100 each.

On June 10, 2000 the Company and Japan Radio Company ("JRC") signed a 13-year supply contract for the ChipSet. Pursuant to the contract, JRC placed a $ 200,000 order for the first 2000 Chipsets priced at $100 each, and paid in advance. These ChipSets will be installed in radios for the Japanese Defense Forces. Testing by JRC of the ChipSet was completed in August 2002. As of September 30, 2002 the Chipsets had not been delivered, however, deliveries of the ChipSet are planned to begin in the first quarter 2004. Revenue recognition on this sale has been deferred. See Financial Statements.

LINCOMPEX CARD. We have designed a Lincompex Card now under development which includes the ChipSet and circuitry on a board the size of a business card that can easily plug into a customer's product. The market for the Lincompex Card is radio manufacturers who would like to add the Company's technology to there radios but do not want to extensively redesign their circuits. The Lincompex Card is a plug-in device that will require minimum redesign. Thus far, the development cost expended to date is about $30,000. The development of the Lincompex Card is 90% complete. The projected cost for full commercialization is about $10,000. The Lincompex Card will be priced at about $250 each.

CYPHERPEX(R) CARD. The CypherPex(R) Card now under development includes the Lincompex Card plus additional components and circuitry for encryption. The CypherPex(R) Card is currently being developed by Japan Radio Company and Japan Kyastem, an encryption company.

Specifications are presently being determined. The market for these products includes: commercial/industrial radios, military radios, land-mobile radios, amateur radios, etc., worldwide, which number in the millions. The development of the CypherPex Card is nearly complete (first quarter 2004). Only minor replacement of parts are now being undertaken Japan Radio Company at no cost to the Company. Full commercialization will be possible once technical documentation and advertising literature is completed at an estimated cost of $3,000. This is scheduled for third quarter 2004. The CypherPex Card will be priced at about $500.

LINKMATE(R). The LinkMate(R) was developed at an estimated cost of $1,200,000. The LinkMate(R) is a stand-alone product designed to be attached externally to existing radios by a simple cable. The LinkMate(R) provides the same Lincompex technology as the ChipSet but in a form that can easily attach to a radio in less than a minute. The LinkMate(R) has a well defined market due to the requirement in nearly all countries that the operators of high frequency radios be licensed. The relatively low price, small size, and ease of installation makes the LinkMate(R) ideal for a wide variety of markets. In August 2002 the Company acquired 547 LinkMates(R) and spare parts from our manufacturer in exchange for 338,718 shares of Company Common Stock. The LinkMates(R) and spare parts will result in an inventory valued at $338,718. The LinkMate(R) is currently being sold through the Company's web site at www.linkplus.com. The LinkMate(R) is currently priced at $495 each.

TELEPHONE DIALING CONVERTER. The Telephone Dialing Converter (TDC) is another of the Company's products. It is designed to interconnect telephone systems that may be separated by long distances using standard HF radio equipment. It may be used in fixed, mobile, and airborne applications. The Company has sold over 100 telephone dialing converters to the Federal Emergency Management Agency (FEMA) at a cost of over $600,000. FEMA uses this product in conjunction with the Company's Lincompex product in all their emergency stations and vehicles in the United States. Currently, the Company is anticipating an order for 30 units from Harris Corp. for deployment internationally. The current version of the TDC was developed at an estimated cost of $100,000. The TDC is currently priced at $6,050 each.

LINKPLUS(R) MILITARY HANDSET. We are currently designing a military handset with Johns Hopkins University/Applied Physics Laboratory (JHU/APL) and Sonetronics, a small manufacturer of military handsets. Sonetronics provides 60% of the handsets for the U.S. and Israeli militaries. The LinkPlus(R) handset is being designed to fit the majority of man-pack radios in use worldwide. JHU/APL is doing the design and development of the Handset. The cost of the design and development is estimated to be about $50,000 of which about $10,000 has been expended thus far. Prototypes are scheduled for testing in the third quarter 2004. The first production run should be completed in the forth quarter 2004 with full commercialization in the first quarter 2005. The Handset will be priced at about $350 each.

LINKPLUS(R) PRODUCTS LIFE SPAN

Lincompex products have been sold in various models since the 1960's due to the fact that Lincompex technology is applicable to a wide range of communications signals. The Company's Lincompex products, namely, ChipSet, Lincompex Card, CypherPex Card, LinkMate, and Handset are essentially the LinkPlus(R) Software in different packages. Each of these products has been designed to satisfy a particular market and in their current form, should be applicable to their respective markets for at least another 10 years. Periodic updates of the software may be necessary to satisfy customer needs, however, the physical package should remain the same with minor alterations.

LICENSING

U.S GOVERNMENT. In 1999, the Company executed a Patent Licensing Agreement with the U.S. Government. The Agreement signed by officials of both the U.S. Army and U.S. Air Force will pay us royalties until 2009 for all radios used by the Government that use LinkPlus(R)technology, including Foreign Military Sales.

MARKETING STRATEGY

The majority of radios and telephones are designed and manufactured by the OEM to end-user specifications. Therefore, the end-users are the pro-active elements in the marketplace while the OEMs are largely reactive. Also, if the end-user is convinced on the value of using our products, then the end-user will specify our products and/or technology and will generally pay for the design and integration.

Our end-user marketing program has had good results for earlier versions of our products, and we believe that this should continue for current and future produces. A partial list of end-users who specified our products is as follows:

END-USER
Saudi Arabia
White House Communications Agency
U.S. Army/Air Force
Japanese Defense Forces

In the last 3 years, the U.S. Army/ Air Force, and the Japanese Defense Forces each have accounted for 10% or more of annual sales. The Company has provided Harris Corporation with a quotation for 30 Telephone Dialing Converters for Saudi Arabia. Link Plus technology is currently mandatory for all H.F. radios for the White House Communications Agency (WHCA); therefore, future WHCA radios must have the technology installed.

In some cases the end-user has directly purchased our products. These customers include the Federal Aviation Administration, Federal Emergency Management Agency, U.S. Air Force, U.S. Navy, etc.

LINKMATE(R) STAND-ALONE MARKET. The LinkMate(R) is presently being sold as a retail product by mail or via the Internet. We are developing an advertising campaign to direct potential customers to the Internet for purchases. The customers include the following:

         MARKET                                      MARKET SIZE

         Amateur Radio                               $   2,600,000
         Commercial Ships & Fishing Fleets               1,000,000
         Commercial Aviation                               200,000
         China Market                                      500,000
         Worldwide Commercial                            1,200,000
                                                     -------------

         Total                                       $   5,500,000
                                                     =============

COMPETITION

LinkPlus(R) technology represents an innovative redesign of complex and very expensive telephone signal enhancing systems developed for the British Post Office in the early 1960's by AT&T and ITT. To our knowledge, we are the only company remaining in the field of Lincompex technology. Over the years our continuous miniaturization, improvements, and patents have reduced the threat of significant competition. We have extensive patent protection designed to prevent others from "designing around" any one patent.

Until recently Lincompex systems were not competitive with existing compression technology which generally increases the power of each voice syllable by a fixed ratio, usually 2 to 1(see below). While Lincompex increases the power of nearly all the syllables to the maximum of the transmitter, until recently the cost and size of the Lincompex equipment had made Lincompex non-competitive. However, our Company now makes the Lincompex technology available as software operated through miniaturized multi-functional digital communications devices. This improves the quality of voice, data and video communications over both wired and wireless networks. We recently achieved significant improvement in product design, reducing the manufacturing cost of the communications equipment by a factor of 1,000, power requirements by a factor of 1,000 and unit size by a factor of 10,000. The results are now embodied in the most recent version of our LinkPlus(R) ChipSet.

A competitive technology for compressing voice that we are aware of is compandor technology. Compandors have been used by the telephone industry for many years to enhance speech over the telephone network. To some extent, compandors are also used in cordless phones to increase the signal-to-noise ratio. In some respects Lincompex technology is the first cousin to compandors. Whereas compandors increase the power of each voice syllable by a fixed ratio, usually 2 to 1, Lincompex increases the power of nearly all the syllables to the maximum of the transmitter. For example, if a compandor is used with a 100-watt transmitter and a syllable is 10 watts, it will compress the syllable to 20 watts. Where as, the Lincompex will compress the syllable to 100 watts.

EMPLOYEES

As of March 31, 2003, the Company has 2 full time employees. Additional key staff is planned in the areas of business development, marketing, and engineering.

GOVERNMENT REGULATIONS

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

RAW MATERIALS

The Company does not rely on any one or more raw materials or raw material suppliers for the normal course of business. The Company has developed relationships with a cross-section of qualified and quality providers of components and parts necessary for the Company's product line, and uses multiple vendors for certain items dependent on internal purchasing criteria, inclusive of price, delivery schedule and specification evaluation.

INTELLECTUAL PROPERTY

From the Company's inception, Link Plus has continued to pursue the perfection of its technology and enhance its core technological values. The Company believes it has developed certain Intellectual Property and has filed both provisional and standard patent applications with the United States Patent and Trademark Office.

There can be no assurance that any of the Company's current or future patent applications will be granted, or will provide necessary protection for the Company's technology or their product offerings, or be of commercial benefit to the Company, or that these patent applications will not be challenged.

RESEARCH AND DEVELOPMENT

During fiscal 2003 and 2002, total research and development costs charged to income were $0 and $356,004, respectively.

CUSTOMERS

The Company currently relies on one or a few customers to continue business. Our end-user marketing program has had good results for earlier versions of our products, and we believe that this should continue for current and future produces. A partial list of end-users who specified our products is as follows:

END-USER
Saudi Arabia
White House Communications Agency
U.S. Army/Air Force
Japanese Defense Forces

In the last 3 years, the U.S. Army/ Air Force, and the Japanese Defense Forces each have accounted for 10% or more of annual sales. The Company has provided Harris Corporation with a quotation for 30 Telephone Dialing Converters for Saudi Arabia. Link Plus technology is currently mandatory for all H.F. radios for the White House Communications Agency (WHCA); therefore, future WHCA radios must have the technology installed.

In some cases the end-user has directly purchased our products. These customers include the Federal Aviation Administration, Federal Emergency Management Agency, U.S. Air Force, U.S. Navy, etc.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases office space at 3470 Ellicott Center Drive, Ellicott City, MD 21043, which occupies approximately 5000 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a short-term or project basis. These office quarters are adequate for the immediate short term.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Shares are currently not quoted on any market

As of March 31, 2003, the Company had approximately 195 shareholders of record of the common stock.

No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

During the fiscal year ended March 31, 2003, we sold securities that were not registered under the Securities Act of 1933 as follows:

For the year ended March 31, 2003, we issued an aggregate of 1,375,969 shares of common stock to employees, consultants, and members of our Board of Directors in exchange for services and accounts payable for services provided to the Company. We valued the shares issued at $1,567,203, which approximated the fair value of the shares issued during the period the services were rendered. Additionally, we issued an aggregate of 77,334 shares of common stock in exchange for $77,334 of previously incurred debt. In connection with our private placement, we issued an aggregate of 190,286 shares of common stock to sophisticated investors in exchange for $138,126, net of costs and $12,000 of common stock subscribed in the prior year.

In August 2002, we issued 338,718 shares of common stock to a third-party supplier in exchange for inventory, spare parts and marketing related services. The shares of common stock were valued at $1.00 per share, which approximated the fair value of the inventory received and the services rendered. In connection with this transaction, we also issued the supplier 338,718 warrants to purchase shares of common stock. The warrants have an exercise price of $1.00 per share and expire in August 2006. We recorded a charge of $22,813 related to the warrants issued to the third-party supplier.

In issuing the foregoing securities, the Company relied on Sections 3(b) and 4(2) of the Securities Act of 1933 and comparable state law provisions for exemption from the registration requirements of such Act and laws. All sales were made by officers of the Company and no commissions were paid. Each investor was personally known to one or more officers of the Company prior to making the investment and was furnished with information concerning the formation and operations of our company. Each investor had the opportunity to verify the information supplied. Additionally, we obtained a signed representation from each of the foregoing persons in connection with the issuance of the securities of his or her intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the common stock of the Company has been stamped with a legend restricting transfer of the securities represented thereby and we have issued stop transfer instructions to the transfer agent for our common stock concerning all certificates representing the common stock issued in the above-described transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

REVENUES

YEAR ENDED MARCH 31, 2003 AND 2002

The Company's total revenues were $42,587 for the year ended March 31, 2003 compared to $38,391 for the same period ended March 31, 2002, an increase of $4,196. The increase is a result of an increase in product sales.

COSTS AND EXPENSES

YEAR ENDED MARCH 31, 2003 AND 2002

The Company's selling, general and administrative expenses for the year ended March 31, 2003 was $1,038,346 compared to $1,212,274 for the same period ended March 31, 2002, a decline of $173,928. This decrease was due to a decline in board of directors' fees ($14,166) and research and development costs ($356,004), offset by increases in salaries ($95,136), legal and professional fees ($86,927) and other expense ($641).

As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products and related peripherals held as inventory. Management performed an evaluation of the recoverability of the inventory as described in Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company recorded a charge of $338,718 or $.02 per share during the year ended March 31, 2003 for impairment of previously acquired inventory (see Note G to the financial statements).

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $1,431,508 and $1,658,117 for the years ended March 31, 2003 and 2002, respectively, and has an accumulated deficit of $12,992,333 as of March 31, 2003. In addition, the Company's current liabilities exceeded its current assets by $1,948,986 as of March 31, 2003. As a result of our operating losses in 2003, we generated a cash flow deficit of $116,169 from operating activities. Cash flows used in investing activities was $3,319 during this period . We met our cash requirements during this past year primarily through the private placement of $138,126 of common stock.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on the Company's March 31, 2003 financial statements included in this report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements. Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-21 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2003, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table furnishes the information concerning the Company's directors and officers. The directors of the Company are elected every year and serve until their successors are elected and qualify.

NAME                       AGE      POSITION                TERM
----                       ---      --------                ----

Robert L. Jones, Jr.       59       Chairman/CEO          4/1975 - 2003

Donald C. Kolasch          66       President, Director   6/1997 - 2003

Patricia E. Jones          60       Secretary             4/1975 - 2003

Emmett Paige, Jr.          71       Director              6/1998 - 2003

Donald F. Dunlap           75       Director              5/1988 - 2003

Anthony K. Sebro           58       Director              10/1993 - 2003

Gita Shah                  57       Director              3/1996 - 2003

Cavan Taylor               68       Director              11/1998 - 2003

Fred L. Alexander          66       Director              7/1999 - 2003

The Board includes people who have or have had management positions in the industry, government, military, and the professions. Some of these positions include: past high level executive for TRW, Inc.; former U.S. Assistant Secretary of Defense; and professionals in corporate law, intellectual property, accounting and medicine.

The Board of Directors has designated an Audit Committee of the Board of Directors consisting of, Anthony Sebro, Patricia E. Jones, and Gita Shah that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes.

The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of Donald F. Dunlap, Donald C. Kolasch, and Fred L. Alexander, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan.

Only one of the Company's directors is on the board of a reporting company, Lt. Gen. Emmett Paige (Retired). Gen. Paige is Chairman of the Board of GTECH Holdings and GTECH Corporation (GTK) is on the New York Stock Exchange.

There is no other employee of the Company expected to make a significant contribution.

Patricia E. Jones, the Company's Secretary/Treasurer, is the spouse of Robert L. Jones, Jr., Chairman, CEO of the Company.

No director, person nominated to become a director, executive officer, promoter or control person of the Company has been involved in certain legal proceedings including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and minor offenses);
(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Robert L. Jones, Jr. - Chairman/CEO

Mr. Jones has been CEO of the Company from April 1975 to the present. Mr. Jones has a B.S. Electrical Engineering from Purdue University (1968) and a Juris Doctor degree from George Washington University (1974). His background includes a multiplicity of positions including: Instructor Testing and Measurements - Purdue University, 1968 to 1968; Patent Engineer - Eastman Kodak, 1970 to 1973; and Production Engineer and Salesman - General Electric Co. 1973 to 1975.

Donald C. Kolasch - President

Mr. Kolasch is also a Director and COO of the Company and General Counsel. Mr. Kolasch has over 40 years experience in as an expert in intellectual property including patents, trademarks, and copyrights. He served as a Patent Examiner in the U. S. Patent Office (1962 to1965); Patent Attorney at Xerox Corporation (1965 to 1980); private practice (1980 to 1995). He is a member of bars of New York, District of Columbia, and Virginia, and licensed to practice before the U.S. Court of Federal Claims; the U.S. Patent Office; the U.S. Court of Appeals for the Federal Circuit; and the U.S. Supreme Court.

Patricia E. Jones - Secretary/Treasurer

Mrs. Jones is a Certified Public Accountant licensed to practice in the State of Maryland. From 1998 to the present she has been Senior Accountant at Providence Hospital in Washington, DC.

Lt. Gen. Emmett Paige, Jr. (Retired) - Director

General Paige served in the U.S. Army from 1947 to 1989. He served in a variety of assignments including: Commanding General U.S. Army Communications and Electronics Command; Commanding General U.S. Army Research and Development Command; and Commanding General U.S Army Information Systems Command. After retirement, from 1993 to 1997, General Paige served as Assistant Secretary of Defense for Command, Control, Communications, and Intelligence.

Donald F. Dunlap - Director

Mr. Dunlap formerly was an official of the U.S. chamber of Commerce with responsibility for southern United States. Also, he was an official of the U.S. Small Business Administration.

Anthony K. Sebro - Director

Mr. Sebro has over 20 years in the area of investments, pension funds, employee benefits, etc. He is President of Titan Investment Corp. and is knowledgeable in Caribbean and Latin American affairs.

Dr. Gita Shah - Director

Dr. Shah is a practicing physician, and an expert in infectious diseases.

Cavan Taylor - Director

Mr. Taylor is a former Senior Partner of Lovells, a prominent British based law firm.

Fred L. Alexander - Director

Mr. Alexander was employed by TRW from 1963 to 1999. He held a number of key management and technical positions. He was Vice President and Director of Business Development for TRW's Electronic System Group. In this capacity he also served as Chief Executive for TRW LSI Products, Inc., a subsidiary. He was Vice President and General Manager of TRW's Electronics & Technology Division; and Lead Executive for a TRW start up business. He has been a member of the Board of Directors of the Staktek Corporation for the past six years.

All the above executives were employed on a full-time basis and there are conflicts in the performance of their duties. No bonuses or other compensation was paid. None of the options has been exercised.

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Upon our registration under the Securities Exchange Act of 1934 on January 6, 2003, our officers and directors, and persons who own more than 10% of a registered class of our equity securities, were required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of that 1934. The following table sets forth filing activity during the most recently completed fiscal year:

--------------------------------------------------------------------------------
REPORTING PERSON               DATE REPORT DUE                DATE REPORT FILED
--------------------------------------------------------------------------------
Robert L. Jones, Jr.         Form 3 due 01/16/03                   08/26/03
--------------------------------------------------------------------------------
Frank M. Hardy               Form 3 due 01/16/03                   not filed
--------------------------------------------------------------------------------
Donald C. Kolasch            Form 3 due 01/16/03                   08/15/03
--------------------------------------------------------------------------------
Patricia E. Jones            Form 3 due 01/16/03                   08/13/03
--------------------------------------------------------------------------------
Emmett Paige, Jr.            Form 3 due 01/16/03                   not filed
--------------------------------------------------------------------------------
Donald F. Dunlap             Form 3 due 01/16/03                   08/15/03
--------------------------------------------------------------------------------
Anthony K. Sebro             Form 3 due 01/16/03                   08/13/03
--------------------------------------------------------------------------------
Gita Shah                    Form 3 due 01/16/03                   not filed
--------------------------------------------------------------------------------
Cavan Taylor                 Form 3 due 01/16/03                   not filed
--------------------------------------------------------------------------------
Fred L. Alexander            Form 3 due 01/16/03                   08/13/03
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION.

The following table sets forth the current compensation of (i) the Company's Chief Executive Officer, (ii) the Company's two most highly compensated executive officers other than the CEO and (iii) persons, if any, who would be included except that they were not serving as March 31, 2003.

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                            -----------------------------------------------------------------------------
                                                                            AWARDS             PAYOUTS
                                                                  ---------------------------------------
                                                                                                          ALL
                                                        OTHER                    SECURITIES               OTHER
  NAME AND                                             ANNUAL      RESTRICTED    UNDERLYING                COMPEN-
  PRINCIPAL                                          COMPENSA-TION   STOCK        OPTIONS/    LTIP        SATION
  POSITION        YEAR      SALARY ($)   BONUS ($)       ($)      AWARD(S) ($)    SARS (#)     PAYOUTS       ($)
-------------------------------------------------------------------------------------------------------------------

Robert L.         2003       $360,000       $0           (1)<F1>       0             0            0          (1)<F1>
Jones, Jr.,       2002       $300,000       $0           (1)<F1>       0             0            0          (1)<F1>
CEO (1)           2001       $250,000       $0           (1)<F1>       0          400,000         0          (1)<F1>
-------------------------------------------------------------------------------------------------------------------

Donald C.         2003       $250,000       $0           (1)<F1>       0             0            0          (1)<F1>
Kolasch,          2002       $250,000       $0           (1)<F1>       0             0            0          (1)<F1>
President(2)      2001       $200,000       $0           (1)<F1>       0          300,000         0          (1)<F1>
-------------------------------------------------------------------------------------------------------------------
---------------

(1)<F1> The Company leases two automobiles for two corporate officers. Minimum monthly lease payments on the vehicles are $421 and $599 with expiration dates of July 1, 2004 and January 2, 2003, respectively. Auto expense included as a charge to income amounted to $9,635, $11,740, and $26,706 for the years ended March 31, 2003, 2002, and
         2001, respectively.

COMPENSATION OF DIRECTORS

There are no arrangements made to compensate any director for services as a director. Such rrangements for compensation of directors for services will commence once we begin earning revenues.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on March 31, 2003, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:

                                 NUMBER OF SHARES         PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)    BENEFICIALLY OWNED        BENEFICIALLY OWNED (2)

Robert L. Jones, Jr.               8,147,092 (3)                  39.56
4933 Snowy Reach
Columbia, MD 21044

William A. McConarty               1,903,103                       9.42
10097 Colonial Drive
Ellicott City, MD 21042

Donald C. Kolasch                  1,893,927 (4)                   9.24
6899 McLean Province Circle
Falls Church, VA 22043

Mikiya Nemoto                      1,559,618                       7.72
1-10-8 Hijirigaoka
Tokyo, Japan

Donald F. Dunlap                     523,386 (5)                   2.58
111 Campbell Drive
Winter Haven, FL 33884

Anthony K. Sebro                     155,800 (5)                   0.77
5117 Columbia Road
Columbia, MD 21044

Cavan Taylor                         141,392 (5)                    .70
Covenham House
10 Broad Highway
Cobham Surrey KT112RP
United Kingdom

Patricia E. Jones                    130,800 (5)                    .64
4933 Snowy Reach
Columbia, MD 21044

Gita Shah                            130,800 (5)                    .64
9209 Pegasus Ct.
Potomac, MD 20854

                                 NUMBER OF SHARES         PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)    BENEFICIALLY OWNED        BENEFICIALLY OWNED (2)

Emmett Paige, Jr.                    130,300 (5)                    .64
122 Cross Foxes Drive
Fort Washington, MD 20744

Fred L. Alexander                    120,300 (5)                    .59
9671 Brynmar Drive
Villa Park, CA 92861

All Officers and Directors as a   11,373,797 (6)                  52.67
group 9 persons)

------------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Percentages before issuance are based on 20,194,269 shares of common stock outstanding as of March 31, 2003. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from March 31, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)      Includes 400,000 shares issuable upon exercise of vested stock options.

(4)      Includes 300,000 shares issuable upon exercise of vested stock options.

(5)      Includes 100,000 shares issuable upon exercise of vested stock options.

(6) Includes 1,400,000 shares issuable upon exercise of vested stock options.

The Company is not aware of any arrangements that may result in a change in control of the Company.

At March 31, 2003, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                 --                           --                           --
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            4,537,310                      $1.00                     29,805,731
 approved by security holders
-------------------------------------------------------------------------------------------------------------------
            Total                        4,537,310                      $1.00                     29,805,731
-------------------------------------------------------------------------------------------------------------------

During the period 2000 to the present the Company has issued 2,782,008 options to purchase Common Stock . The exercise price is $1.00 per share and the exercise period averages 6.7 years.

During the period 1998 to the present the Company has issued 1,755,302 warrants. The exercise price is $1.00 per share and the exercise period averages 1.9 years. None of the options or warrants has been exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the shareholders is $86,321 and $119,321, respectively. Interest is computed at ten percent per annum. Accrued and unpaid interest due to the shareholders is $31,050 and $22,227 as of March 31, 2003 and 2002, respectively.

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the Company's CEO is $43,326 and $66,926, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist at March 31, 2003.

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the Company's board member and shareholder is $180,691. Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $69,080 and $45,465 as of March 31, 2003 and 2002, respectively. No formal repayment terms or arrangements exist at March 31, 2003.

Two officers paid expenses on behalf of the Company. At March 31, 2003, the amounts owed these two officers total $10,543.

Other than the transactions described above, there have been no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: (1) any director; (2) any nominee for election as a director; (3) any security holder; and (4) any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in 1,2 and 3 above.

There are no parent corporations of the Company.

There have been no transactions with promoters.

There has been no material underwriting or commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There has been transaction involving the purchase or sale of assets by or to the Company otherwise that in the ordinary course of business.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT

3.1              Restated Certificate of Incorporation*

3.2              By-Laws*

10.1             U.S. Government - Patent Licensing and Release Agreement*

10.2             Johns Hopkins University - Strategic Relationship and Licensing
                 Agreement*

10.3             Japan Radio Company - Purchase Contract*

10.4             Johns Hopkins University - Subcontract Agreement*

10.5             May Lam - Subscription Agreement*

10.6             Asahi Telecom Company, Ltd. - Subscription Agreement*

31.1             Rule 13a-14(a) Certification of Chief Executive Officer

31.2             Rule 13a-14(a) Certification of President

31.3             Rule 13a-14(a) Certification of Principal Financial Officer

32.1             Section 1350 Certification of Chief Executive Officer

32.2             Section 1350 Certification of President

32.3             Section 1350 Certification of Principal Financial Officer

------------------
*Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report: None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended March 31, 2003 and 2002, our principal accountant billed $12,000.00 and $20,487.50 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

For the fiscal years ended March 31, 2003 and 2002, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2002 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our audit committee of our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the audit committee in accordance with its procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LINK PLUS CORPORATION


Date:  August 26, 2003              By:  /s/ ROBERT L. JONES, JR.
      ---------------------------      -----------------------------------------
                                       Robert L. Jones, Jr., Chairman, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                      POSITION                                 DATE

/s/ ROBERT L. JONES, JR.         Chairman, CEO                          August 26, 2003
-----------------------------
Robert L. Jones, Jr.

/s/ DONALD C. KOLASCH            President and Director                 August 27, 2003
-----------------------------
Donald C. Kolasch
                                 Secretary/Treasurer (Principal
/s/ PATRICIA E. JONES            Financial and Accounting Officer)      August 26, 2003
-----------------------------
Patricia E. Jones

/s/ EMMETT PAIGE, JR.            Director                               August 27, 2003
-----------------------------
Emmett Paige, Jr.

/s/ DONALD F. DUNLAP             Director                               August 27, 2003
-----------------------------
Donald F. Dunlap

                                 Director                               August 27, 2003
-----------------------------
Anthony K. Sebro

/s/ GITA SHAH                    Director                               August 27, 2003
-----------------------------
Gita Shah

/s/ CAVAN TAYLOR                 Director                               August 27, 2003
-----------------------------
Cavan Taylor

/s/ FRED L. ALEXANDER            Director                               August 27, 2003
-----------------------------
Fred L. Alexander


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             MARCH 31, 2003 AND 2002

                              LINK PLUS CORPORATION

                              LINK PLUS CORPORATION

                          Index to Financial Statements


                                                                         PAGE
Report of Independent Certified Public Accountants                       F-3
Consolidated Balance Sheets at March 31, 2003 and 2002                   F-4
Consolidated Statements of Losses for the two years ended
March 31, 2003 and 2002                                                  F-5
Consolidated Statements of Deficiency in Stockholders' Equity
for the two years ended March 31, 2003 and 2002                          F-6
Consolidated Statements of Cash Flows for the two years
ended March 31, 2003 and 2002                                            F-7
Notes to Consolidated Financial Statements                            F-8 ~ F-21

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Link Plus Corporation
Ellicott City, Maryland

We have audited the accompanying consolidated balance sheets of Link Plus Corporation and its wholly owned subsidiary (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                               /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                               -------------------------------------------------
                                  Russell Bedford Stefanou Mirchandani, LLP
                                  Certified Public Accountants





McLean, Virginia
July 23, 2003

                              LINK PLUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 and 2002

                                                             2003                  2002
                                                             ----                  ----
ASSETS

Current Assets:

Cash and cash equivalents                              $          -          $           -

Inventory                                                         -                      -

Other receivables                                                 -                    627
                                                       -------------         --------------
Total current assets                                              -                    627

Property, Plant and Equipment, net of accumulated
depreciation of $488,119 and $487,490 at March 31,
2003 and March 31, 2002 (Note B)                              2,690                      -
                                                       -------------         --------------
                                                       $      2,690          $         627
                                                       =============         ==============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                       $    622,078          $   1,059,066

Accrued liabilities (Note C)                                996,070              1,173,106

Notes payable-current (Note E)                              330,838                427,438
                                                       -------------         --------------
Total current liabilities                                 1,948,986              2,659,610

Deferred revenue (Note J)                                   200,000                200,000


Commitments and contingencies (Note J)                            -                      -


Deficiency in Stockholders' Equity: (Note F)
Common stock, par value $.005 per share;
50,000,000 shares authorized; 20,194,269 and
18,211,962 shares issued and outstanding at March
31, 2003 and March 31, 2002, respectively                   100,971                 91,060

Additional paid-in-capital                               10,745,066              8,598,782

Common stock subscription                                         -                 12,000

Accumulated deficit                                     (12,992,333)           (11,560,825)
                                                       -------------         --------------
Deficiency in stockholders' equity                       (2,146,296)            (2,858,983)
                                                       -------------         --------------
                                                       $      2,690          $         627
                                                       =============         ==============



           See accompanying notes to consolidated financial statements

                              LINK PLUS CORPORATION
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE TWO YEARS ENDED MARCH 31, 2003 AND 2002

                                                             2003                2002
                                                             ----                ----
REVENUES:

    Product sales                                       $     10,164        $      5,226

    Royalty sales                                             32,423              33,165
                                                        -------------       -------------
                                                              42,587              38,391
Operating Expenses:

Selling, general and administrative                        1,038,346           1,212,274

Research and Development (Note F)                                  -             356,004

Impairment of assets (Note G)                                338,718                   -

Depreciation (Note B)                                            629                   -
                                                        -------------       -------------
Total Operating Expense                                    1,377,693           1,568,278


LOSS FROM OPERATIONS                                      (1,335,104)         (1,529,887)


Interest (expense), net                                      (96,402)           (128,230)
                                                        -------------       -------------

Net loss before income taxes                              (1,431,508)         (1,658,117)

Income (taxes) benefit                                             -                   -
                                                        -------------       -------------
NET LOSS                                                $ (1,431,508)       $ (1,658,117)
                                                        =============       =============

Loss Per Common Share (Basic and Assuming Dilution)
(Note D)                                                     $ (0.07)            $ (0.09)
                                                             ========            ========

Weighted Average Shares Outstanding (Basic and
Diluted)                                                  19,287,786          17,775,830





           See accompanying notes to consolidated financial statements

                              LINKPLUS CORPORA TION
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED MARCH 31, 2003 AND 2002


                                                    COMMON STOCK          ADDITIONAL     COMMON STOCK   ACCUMULATED
                                                 SHARES       AMOUNT    PAID-IN CAPITAL   SUBSCRIBED      DEFICIT           TOTAL

BALANCE AT MARCH 31, 2001                     17,273,094    $  86,365    $  7,289,322    $        -    $ (9,902,708)   $ (2,527,020)
                                              ----------    ---------    ------------    -----------   -------------   -------------

Issuance of common stock to employees
and Directors in exchange for services           426,414        2,132         755,943             -               -         758,075

Issuance of common stock in exchange for
services                                          66,450          332         109,743             -               -         110,075

Issuance of common stock in exchange for
debt                                              90,000          450          89,550             -               -          90,000

Issuance of common stock in exchange for
research and development services                356,004        1,780         354,224             -               -         356,004

Common stock subscription                              -            -               -        12,000               -          12,000

Net Loss                                               -            -               -                    (1,658,117)     (1,658,117)
                                              ----------    ---------    ------------    ----------    -------------   -------------
BALANCE AT MARCH 31, 2002                     18,211,962    $  91,060    $  8,598,782    $   12,000    $(11,560,825)   $ (2,858,983)
                                              ==========    =========    ============    ==========    =============   =============
Issuance of common stock  to employees
and Directors  in exchange for services        1,092,031        5,460       1,037,468             -               -       1,042,928

Issuance of common stock  in exchange for
services and accounts payable to vendors         283,938        1,420         522,855             -               -         524,275

Issuance of common stock in exchange for
debt                                              77,334          387          76,947             -               -          77,334

Issuance of common stock  for cash in
connection  with  private  placement             190,286          950         149,176       (12,000)              -         138,126

Issuance of common stock in exchange for
inventory                                        338,718        1,694         337,024             -               -         338,718

Issuance of warrants for services rendered
(Note H)                                               -            -          22,813             -               -          22,813

Net Loss                                               -            -               -             -      (1,431,508)     (1,431,508)
                                              ----------    ---------    -------------   ----------    -------------   -------------
BALANCE AT MARCH 31, 2003                     20,194,269    $ 100,971    $  10,745,066   $        -    $(12,992,333)   $ (2,146,296)
                                              ==========    =========    =============   ==========    =============   =============


           See accompanying notes to consolidated financial statements

                              LINK PLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                            2003                  2002
                                                                            ----                  ----
Cash flows from operating activities:
Net loss                                                                   $ (1,431,508)         $ (1,658,117)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation (Note B)                                                               629                     -
Common stock issued for board of directors and employee
compensation (Note F)                                                         1,042,928               758,075

Common stock issued for services (Note F)                                        43,600               110,075

Common stock issued for research and development services (Note F)                    -               356,004

Common stock issued in exchange for interest                                          -                90,000

Stock warrants issued for services (Note F and H)                                22,813                     -
Impairment of assets paid with common stock (Note G)                            338,718                     -
(Increase) decrease in:

Other receivable                                                                      -                  (627)

Other assets                                                                          -                37,664
Increase (decrease) in:
Accounts payable and accrued expenses                                          (133,349)              248,451
                                                                           -------------         -------------
Net cash (used in) operating activities                                        (116,169)              (58,475)

Cash flows from investing activities:

Capital expenditures                                                             (3,319)                    -
                                                                           -------------         -------------

Net cash (used in) investing activities                                          (3,319)                    -

Cash flows from financing activities:

Proceeds from issuance of common stock                                          138,126                     -
Proceeds from common stock subscribed                                                 -                12,000
Proceeds from notes payable                                                      20,000                63,475
Payments of notes payable                                                       (38,638)              (17,000)
                                                                           -------------         -------------
Net cash provided by financing activities                                       119,488                58,475


Net increase (decrease) in cash and cash equivalents                                  -                     -

Cash and cash equivalents at beginning of year                                        -                     -
                                                                           -------------         -------------
Cash and cash equivalents at end of year                                   $          -          $          -
                                                                           =============         =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                       $          -          $          -

Cash paid during period for income taxes                                              -                     -
Common stock issued for board of directors and employee
compensation                                                                  1,042,928               758,075
Common stock issued for services                                                524,275               110,075

Common stock issued for research and development services                             -               356,004

Common stock issued for interest payments                                             -                90,000

Stock warrants issued for services                                               22,813                     -
Common stock issued in exchange for debt                                         77,334                     -
Common stock issued in exchange for accounts payable to vendors                 480,675                     -
Common stock issued in exchange for inventory paid with common
stock                                                                           338,718                     -


           See accompanying notes to consolidated financial statements

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Link Plus Corporation (the "Company") was incorporated under the laws of the State of Delaware and is a developer and seller of communication equipment and communication enhancement products.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Link Plus International, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit. See Note M to the consolidated financial statements.

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $1,431,508 and $1,658,117 for the years ended March 31, 2003 and 2002, respectively, and has an accumulated deficit of $ 12,992,333 as of March 31, 2003. In addition, the Company's current liabilities exceeded its current assets by $1,948,986 as of March 31, 2003.

REVENUE RECOGNITION

The Company recognizes sales revenue when its product is delivered. The Company licenses technology used in radios for helicopters to the US Government and receives royalty revenue of $49.50 per radio, paid on a quarterly basis.

RESEARCH AND DEVELOPMENT COSTS

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Total research and development costs charged to income were $0 and $356,004 for the years ended March 31, 2003 and 2002, respectively.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended June 30, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                        2003           2002
                                                        ----           ----
Net loss - as reported                             $ (1,431,508)   $ (1,658,117)
Add: Total stock based employee compensation
expense as reported under intrinsic value
method (APB. No. 25)                                          -               -
Deduct: Total stock based employee compensation
expense as reported under fair value based
method (SFAS No. 123)                                         -        (318,229)
                                                   -------------   -------------
Net loss - Pro Forma                               $ (1,431,508)   $ (1,976,346)
Net loss attributable to common
stockholders - Pro forma                           $ (1,431,508)   $ (1,976,346)
Basic (and assuming dilution) loss per
share - as reported                                $       (.07)   $       (.09)
Basic (and assuming dilution) loss per
share - Pro forma                                  $       (.07)   $       (.11)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at the cost of purchase and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives of major depreciable assets are as follows:

  Leasehold improvements                       5 years
  Furniture and equipment                      5 years
  Computer Equipment                           5 years

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses as incurred. For the years ended March 31, 2003 and 2002, advertising costs were not material to the statement of losses.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had net losses during the periods presented, basic and diluted net income (loss) per share are the same.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of March 31, 2003 and 2002.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no items of comprehensive income to report.

SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

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

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003,  the FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at March 31, 2003 and 2002 consist of the following:

                                                    2003              2002
                                                    ----              ----
  Furniture & Fixtures                          $  435,391        $  435,391
  Leasehold Improvements                            48,560            48,560
  Computer Equipment                                 6,858             3,539
                                                -----------       -----------
     Total                                         490,809           487,490
  Accumulated Depreciation                        (488,119)         (487,490)
                                                -----------       -----------
                                                $    2,690        $        -
                                                ===========       ===========

Depreciation expense included as a charge to income amounted to $629 and $0 for the year ended March 31, 2003 and 2002, respectively.

NOTE C - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2003 and 2002 are as follows:

                                                    2003              2002
                                                    ----              ----
  Accrued Salaries                              $  622,107        $   873,369
  Accrued Expenses                                  58,144             39,755
  Accrued Interest                                 315,819            259,982
                                                ----------        -----------
  Total                                         $  996,070        $ 1,173,106
                                                ==========        ===========

NOTE D - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                    2003              2002
                                                    ----              ----
Net loss available for common shareholders     $ (1,431,508)      $ (1,658,117)
                                               =============      =============
Basic and fully diluted loss per share         $      (0.07)      $      (0.19)
                                               =============      =============
Weighted average common shares outstanding       19,287,786         17,775,830
                                               =============      =============

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE E - NOTES PAYABLE

Notes payable at March 31, 2003 and 2002 are as follows:

                                                                                   2003               2002
                                                                                   ----               ----
     Series of advances unsecured and payable on demand to Company officer, accrues interest at 10% per annum compounded daily, (see
     Note L)                                                                     $    43,326        $   66,926
     Series of advances unsecured and payable on demand to Company board member and shareholder, accrues interest at 10% per annum
     compounded daily, (see Note L)                                                  180,691           180,691
     Series of advances unsecured and payable on demand to Company
     shareholder, accrues interest at 10% per annum, (see Note L)                     36,321            36,321
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                               -            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                               -            20,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                               -             3,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          30,000            30,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                       2,000             2,000
     Unsecured note payable on demand, accrues interest at 0% per annum
                                                                                       7,000             7,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                       1,500             1,500
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                      10,000            10,000
     Unsecured note payable on demand, accrues interest at 10% per annum
     (see Note L)                                                                          -            40,000
                                                                                 -----------        ----------
                                                                                 $   330,838        $  427,438
                                                                                 ===========        ==========

NOTE F - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of March 31, 2003, the Company has issued and outstanding 20,194,269 shares of common stock.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE F - CAPITAL STOCK (CONTINUED)

For the year ended March 31, 2002, the Company issued an aggregate of 848,868 shares of the Company's common stock to employee, consultants and members of the Company's Board of Directors in exchange for services provided to the Company. The Company valued the shares issued at $1,224,154, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs of $1,224,154 were charged to income during the year ended March 31, 2002. Additionally, the Company issued 90,000 shares of common stock in exchange for $90,000 of previously incurred debt. The Company also received $12,000 of cash for common stock subscribed. As of March 31, 2002, the subscribed common shares have not been issued.

For the year ended March 31, 2003, the Company issued an aggregate of 1,375,969 shares of the Company's common stock to employee, consultants and members of the Company's Board of Directors in exchange for services and accounts payable for services provided to the Company. The Company valued the shares issued at $1,567,203, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs charged to income during the year ended March 31, 2003 and 2002 were $1,086,528 and $480,675, respectively. Additionally, the Company issued an aggregate of 77,334 shares of common stock in exchange for $77,334 of previously incurred debt. In connection with the Company's private placement, the Company issued an aggregate of 190,286 shares of its common stock to sophisticated investors in exchange for $138,126, net of costs and $12,000 of common stock subscribed in prior year

In August 2002, the Company issued 338,718 shares of common stock to a third-party supplier in exchange for inventory, spare parts and marketing related services (Note G). The shares of the common stock were valued at $1.00 per share, which approximated the fair value of the inventory received and the services rendered. In connection with this transaction, the Company also issued the supplier 338,718 warrants to purchase shares of the Company's common stock. The warrants have an exercise price of $1.00 per share and expire in August 2006. The Company recorded a charge of $22,813 related to the warrants issued to the third-party supplier in the consolidated statement of losses for the year ended March 31, 2003 (see Note H).

NOTE G - IMPAIRMENT CHARGE

As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products and related peripherals held as inventory. Management performed an evaluation of the recoverability of the inventory as described in Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets ". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value.
Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company recorded a charge of $338,718 or $ .02 per share during the year ended March 31, 2003 for impairment previously of acquired inventory (see Note F).

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE H - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2003.

                     OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                             WEIGHTED
                                              AVERAGE              NUMBER     WEIGHTED AVERAGE
                                             REMAINING           EXERCISABLE   EXERCISE PRICE
                            NUMBER        CONTRACTUAL LIFE
   EXERCISE PRICES:       OUTSTANDING         (YEARS)

                $1.00        1,950,000             2.7             1,950,000            $1.00
                $1.00           20,000             2.9                20,000            $1.00
                $1.00          100,000             1.5               100,000            $1.00
                $1.00          712,008            18.5               712,008            $1.00
                            ----------            ----             ---------            -----
                             2,782,008             6.7             2,782,008            $1.00
                            ==========             ===             =========            =====

Transactions involving the Company's options issuances are summarized as follows:

                                                 NUMBER OF      WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE
   Outstanding at March 31, 2001                  2,070,000             $   1.00
                                                 ==========             ========
   Granted                                          712,008                 1.00
   Exercised                                              -                    -
   Cancelled                                              -                    -
                                                 ----------             --------
   Outstanding at March 31, 2002                  2,782,008             $   1.00
                                                 ==========             ========
   Granted                                                -                    -
   Exercised                                              -                    -
   Cancelled                                              -                    -
                                                 ----------             --------
   Outstanding at March 31, 2003                  2,782,008             $   1.00
                                                 ==========             ========

All options granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the year ended March 31, 2003 and 2002. The estimated value of the options granted to employee for the year ended March 31, 2002 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 9.0 years, a risk free interest rate of 2.92%, a dividend yield of 0% and volatility of 0%. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,431,508) and $(0.07) for the year ended March 31, 2003 and $(1,976,346) and
$(0.11) for the year ended March 31, 2002.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE H - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2003.

                     WARRANTS OUTSTANDING                                 WARRANTS EXERCISABLE
                                             WEIGHTED
                                              AVERAGE              NUMBER     WEIGHTED AVERAGE
                                             REMAINING           EXERCISABLE   EXERCISE PRICE
                            NUMBER        CONTRACTUAL LIFE
   EXERCISE PRICES:       OUTSTANDING         (YEARS)



               $1.00          55,500             1.2                  55,500           $1.00
               $1.00       1,699,802             1.9               1,699,802           $1.00
                          ----------             ---               ---------           -----
                           1,755,302             1.9               1,755,302           $1.00
                          ==========             ===               =========           =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                                NUMBER OF      WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE

   Outstanding at March 31, 2001                1,034,700             $   1.00
                                                =========             ========
   Granted                                         30,000                 1.00
   Exercised                                            -                    -
   Cancelled                                            -                    -
                                                ---------             --------
   Outstanding at March 31, 2002                1,064,700             $   1.00
                                                =========             ========
   Granted                                        690,602                 1.01
   Exercised                                            -                    -
   Cancelled                                            -                 1.00
                                                ---------             --------
   Outstanding at March 31, 2003                1,755,302             $   1.00
                                                =========             ========

The weighted-average fair value of stock warrants granted to shareholders during the years ended March 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                                   2003               2002
                                                                                   ----               ----
   Weighted average grant date fair value per share:                             $    2.00         $   0.22
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date                                         1.74%            2.92%
       Expected stock price volatility                                                  0%               0%
       Expected dividend payout                                                         -                 -
       Expected warrant life-years (a)                                                4.0               4.1
         (a)The expected warrant life is based on contractual expiration dates.

The amount of the expense charged to operations in connection with granting the warrants was $22,813 (Note F) and $0 for the year ended March 31, 2003 and 2002, respectively.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE I - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At March 31, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $13,000,000, expiring the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2003 are as follows:

         Non current:
         Net operating loss carryforward             $  4,500,000
         Valuation allowance                           (4,500,000)
                                                     -------------
         Net deferred tax asset                      $          -
                                                     =============

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office and distribution space for its corporate offices in Ellicott City, Maryland. As of August 31, 2002, the lease converted to a month to month basis and therefore, the Company does not have minimum monthly lease payments as of March 31, 2003. Rent expense included as a charge to income amounted to $40,298 and $38,688 for the years ended March 31, 2003 and 2002, respectively.

The Company also leases two automobiles for two corporate officers. Minimum monthly lease payments on the vehicles are $421 and $599 with expiration dates of July 1, 2004 and January 2, 2003, respectively. Auto expense included as a charge to income amounted to $9,635 and $11,740 for the years ended March 31, 2003 and 2002, respectively.

SALES AGREEMENT

On June 14, 2000, the Company signed a sales agreement with Japan Radio Company, Ltd. ("JRC") to provide the Model No. 4000C chip with the Company's Lincompex software over a period of 13 years. JRC ordered the initial 2000 chips and pre-paid $200,000 to the Company for these chips. As of March 31, 2003 and 2002, the chips have not been delivered to JRC and thus, revenue has been deferred.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LICENSE AGREEMENT

The Company entered into a Strategic Relationship and License Agreement with The Johns Hopkins University acting through its Applied Physics Laboratory ("JHU/APL") on September 21, 2001. The Company desires to commercially develop, manufacture, use and distribute products and processes embodying the JHU/APL Intellectual Property throughout the world. The Company is required to make a $2,000 annual payment to JHU/APL. In addition, the Company is required to pay JHU/APL a cumulative royalty for each licensed product sold or leased at fifty percent of all sublicense revenues received by the Company. As of March 31, 2003 and 2002, the Company has not received any sublicense revenues.

LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K - MAJOR CUSTOMERS

Revenue from one (1) major customer approximated $32,423 or 76% and $33,165 or 86% of sales for the years ended March 31, 2003 and 2002, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the shareholders is $86,321 and $119,321, respectively. Interest is computed at ten percent per annum. Accrued and unpaid interest due to the shareholders is $31,050 and $22,227 as of March 31, 2003 and 2002, respectively (see Note E).

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the Company's CEO is $43,326 and $66,926, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist at March 31, 2003 (see Note E).

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2003 and 2002, the amount due to the Company's board member and shareholder is $180,691. Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $69,080 and $45,465 as of March 31, 2003 and 2002, respectively. No formal repayment terms or arrangements exist at March 31, 2003 (see Note E).

Two officers paid expenses on behalf of the Company. At March 31, 2003, the amounts owed these two officers total $10,543.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE M - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $ 1,431,508 and $1,658,117 for the year ended March 31, 2003 and 2002, respectively, and has an accumulated deficit of $ 12,992,333 as of March 31, 2003. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.