Form 10QSB
period 2003-06-30
LINK PLUS CORP
filed 2003-09-02
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from ________ to ___________

                        Commission file number: 000-50077

                              LINK PLUS CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                           52-1018174
       (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                     P.O. BOX 1340, ELLICOTT CITY, MD 21041
                    (Address of principal executive offices)

                                 (410) 203-9770
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        The issuer had 20,270,520 shares of its common stock outstanding as of June 30, 2003.

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets June 30, 2003 and March 31, 2003

         Condensed Consolidated Statements of Losses for the three months ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2003 and 2002

         Notes to Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                              LINK PLUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2003            MARCH 31, 2003
                                                                                -------------            --------------
                                                                                 (UNAUDITED)                (AUDITED)
ASSETS

Current Assets:

Cash and Equivalents                                                            $           -            $            -
                                                                                --------------           ---------------
Total Current Assets                                                                        -                         -

Property, Plant and Equipment, net of accumulated
depreciation of $488,119 at June 30, 2003 and March 31, 2003                            2,690                     2,690
                                                                                --------------           ---------------

                                                                                $       2,690            $        2,690
                                                                                ==============           ===============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                                $     622,079            $      622,078
Accrued liabilities                                                                 1,021,355                   996,070
Notes payable-current                                                                 342,338                   330,838
                                                                                --------------           ---------------
Total Current Liabilities                                                           1,985,772                 1,948,986

Deferred revenue                                                                      200,000                   200,000


Commitments and Contingencies                                                               -                         -

Deficiency in Stockholders' Equity:

Common Stock, par value $.005 per share; 50,000,000 shares authorized;
20,270,520 and 20,194,269 shares issued and outstanding at June 30, 2003 and
March 31, 2003, respectively                                                          101,352                   100,971

Additional Paid-In-Capital                                                         10,897,184                10,745,066

Common stock subscribed                                                                     -                         -

Accumulated Deficit                                                               (13,181,619)              (12,992,333)
                                                                                --------------           ---------------

                                                                                   (2,183,082)               (2,146,296)
                                                                                --------------           ---------------

                                                                                $       2,690            $        2,690
                                                                                ==============           ===============


         SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                             Three Months Ended June 30,
                                                            2003                     2002
                                                            ----                     ----
REVENUES:

Royalty sales                                           $         -             $       8,019
                                                        ------------            --------------
                                                                  -                     8,019
Operating Expenses:

Selling, general and administrative                         173,950                   213,004

Depreciation                                                      -                         -
                                                        ------------            --------------
Total Operating Expense                                     173,950                   213,004


LOSS FROM OPERATIONS                                       (173,950)                 (204,985)


Interest (expense), net                                     (15,336)                  (16,211)
                                                        ------------            --------------

Net loss before income taxes                               (189,286)                 (221,196)


Income (taxes) benefit                                            -                         -
                                                        ------------            --------------
NET LOSS                                                $  (189,286)            $    (221,196)
                                                        ============            ==============



Loss Per Common Share (Basic and Assuming Dilution)     $     (0.01)            $       (0.01)
                                                        ============            ==============

Weighted Average Shares Outstanding (Basic and
Diluted)                                                 20,235,501                18,216,962


         SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                              LINK PLUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended June 30,
                                                                              2003                   2002
                                                                              ----                   ----
Cash flows from operating activities:

Net loss                                                              $   (189,286)            $   (221,196)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Common stock issued for board of directors and employee
compensation                                                               152,502                        -
(Increase) decrease in:

Accounts payable and accrued expenses                                       25,284                  202,496
                                                                      -------------            -------------
Net cash (used in) operating activities                                    (11,500)                 (18,700)

Cash flows from financing activities:

Proceeds from issuance of common stock                                           -                    5,000
Proceeds from common stock subscribed                                            -                   22,500
Proceeds from notes payable                                                 11,500                        -
Payments of notes payable                                                        -                   (8,800)
                                                                      -------------            -------------
Net cash provided by financing activities                                   11,500                   18,700

Net increase (decrease) in cash and cash equivalents                             -                        -

Cash and cash equivalents at beginning of the period                             -                        -

Cash and cash equivalents at end of the period                        $          -             $          -
                                                                      =============            =============

Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest                                  $          -             $          -
Cash paid during period for income taxes                              $          -             $          -
Common stock issued for board of directors and employee
compensation                                                          $    152,502             $          -



         SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

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

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and for the quarter ended June 30, 2003.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                For the three month ended
                                                                         June 30
                                                                 2003                2002
                                                                  ----                ----
Net loss - as reported                                         $ (189,286)         $ (221,196)
Add:  Total stock based employee compensation expense
as reported under intrinsic value method (APB. No. 25)                  -                   -
Deduct:  Total stock based employee compensation expense
as reported under fair value based method (SFAS No. 123)                -                   -
                                                               -----------         -----------
Net loss - Pro Forma                                           $ (189,286)         $ (221,196)
Net loss attributable to common stockholders - Pro forma       $ (189,286)         $ (221,196)
Basic (and assuming dilution) loss per share - as reported     $    (0.01)         $    (0.01)
Basic (and assuming dilution) loss per share - Pro forma       $    (0.01)         $    (0.01)

NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of June 30 2003, the Company has issued and outstanding 20,270,520 shares of common stock.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In the three month period ended June 30, 2003, the Company issued 76,251 shares of the Company's common stock to employee and members of the Company's Board of Directors in exchange for services provided to the Company. The Company valued the shares issued at $152,502, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs charged to income during the quarter ended June 30, 2003 were of $152,502.


NOTE C - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2003.

                     OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                             WEIGHTED
                                              AVERAGE                    NUMBER        WEIGHTED AVERAGE
                            NUMBER           REMAINING                 EXERCISABLE      EXERCISE PRICE
   EXERCISE PRICES:       OUTSTANDING       CONTRACTUAL
                                            LIFE (YEARS)

             $1.00         1,950,000             2.5                     1,950,000              $1.00
             $1.00            20,000             2.6                        20,000              $1.00
             $1.00           100,000             1.3                       100,000              $1.00
             $1.00           712,008            18.2                       712,008              $1.00
                          ----------            ----                    ----------              -----
                           2,782,008             6.5                     2,782,008              $1.00
                          ==========            ====                    ==========              =====

Transactions involving the Company's options issuances are summarized as follows:

                                             NUMBER OF       WEIGHTED AVERAGE
                                              SHARES          EXERCISE PRICE

   Outstanding at March 31, 2001             2,070,000           $   1.00
                                            ==========           ========
   Granted                                     712,008               1.00
   Exercised                                         -                  -
   Cancelled                                         -                  -
                                            ----------           --------
   Outstanding at March 31, 2002             2,782,008           $   1.00
                                            ==========           ========
   Granted                                           -                  -
   Exercised                                         -                  -
   Cancelled                                         -
                                            ----------           --------
   Outstanding at March 31, 2003             2,782,008           $   1.00
                                            ==========           ========
   Granted                                           -                  -
   Exercised                                         -                  -
   Cancelled                                         -                  -
                                            ----------           --------
   Outstanding at June 30, 2003              2,782,008           $   1.00
                                            ==========           ========

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

All options granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended June 30, 2003 and 2002. There were no awards of employee stock options issued during the period ended June 30, 2003 and 2002. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(189,286) and $(0.01) for the period ended June 30, 2003 and $(221,196) and $(0.01) for the period ended June 30, 2002.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2003.

                    WARRANTS OUTSTANDING                                 WARRANTS EXERCISABLE
                                           WEIGHTED
                                           AVERAGE
                          NUMBER          REMAINING
   EXERCISE             OUTSTAND-      CONTRACTUAL LIFE            NUMBER                WEIGHTED AVERAGE
   PRICES:                 ING              (YEARS)             EXERCISABLE               EXERCISE PRICE
       $1.00              55,500               0.9                  55,500                    $1.00
       $1.00           1,699,802               1.7               1,699,802                    $1.00
                      ----------               ---             -----------                    -----
                       1,755,302               1.7               1,755,302                    $1.00
                      ==========               ===             ===========                    =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                             NUMBER OF       WEIGHTED AVERAGE
                                              SHARES          EXERCISE PRICE

   Outstanding at March 31, 2001             1,034,700          $   1.00
                                            ==========          ========
   Granted                                      30,000              1.00
   Exercised                                         -                 -
   Cancelled                                         -                 -
                                            ----------          --------
   Outstanding at March 31, 2002             1,064,700          $   1.00
                                            =========           ========
   Granted                                     690,602              1.01
   Exercised                                         -                 -
   Cancelled                                         -              1.00
                                            ----------          --------
   Outstanding at March 31, 2003             1,755,302          $   1.00
                                            ==========          ========
   Granted                                           -                 -
   Exercised                                         -                 -
   Cancelled                                         -              1.00
                                            ----------          --------
   Outstanding at June 30, 2003              1,755,302          $   1.00
                                            ==========          ========

For the period ended June 30, 2003 and 2002, all warrants granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended June 30, 2003 and 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management Discussion and Analysis should be read in conjunction with the Company's audited Financial Statements and Notes thereto, along with the audited financial statements for the year ended March 31, 2003 included in the Form 10-KSB filed with the Securities and Exchange Commission on August 27, 2003.

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

COMPARISON OF FINANCIAL RESULTS - THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES. The Company's total revenues were $0 for the three months ended June 30, 2003 compared to $8,019 for the same period ended June 30, 2002. The decline was primarily due to a decline in royalty sales.

COSTS AND EXPENSES. The Company's selling, general and administrative expenses for the three months ended June 30, 2003 was $173,950 compared to $213,004 for the same period ended June 30, 2002, a decrease of $39,054. This decrease was primarily due to a decline in salaries expense of $34,995.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had a working capital deficit $1,985,772. As a result of the Company's operating loss of $189,286 for the three months ended June 30, 2003, the Company generated a cash flow deficit of $11,500 from operating activities, adjusted principally for the value of common stock issued to employees and members of the Company Board of Directors in exchange for service in the amount of

$152,502. We met our cash requirements during this period through the proceeds from the issuance of $11,500 of notes payable to shareholders.

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

The independent auditors report on the Company's March 31, 2003 financials states that the Company's recurring losses and defaults under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

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

ACQUISITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

We have relied on the services of outside consultants for services and currently have four (4) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 3.  CONTROLS AND PROCEDURES

On June 30, 2003, Robert L. Jones, Jr., Chairman, CEO and Donald C. Kolasch, President, made an evaluation of our disclosure controls and procedures. In their opinion, the disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2003, the Company issued 76,251 shares of common stock to employees and members of the Company's Board of Directors in exchange for services provided to the Company. The Company valued the shares issued at $152,502, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs charged to income during the quarter ended June 30, 2003 were $152,502.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

REGULATION
S-B NUMBER                        EXHIBIT

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

  31.3         Rule 13a-14(a) Certification of Principal Financial Officer

  32.1         Section 1350 Certification of Chief Executive Officer

  32.2         Section 1350 Certification of President

  32.3         Section 1350 Certification of Principal Financial Officer

---------------------
*Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LINK PLUS CORPORATION



Dated:  August 29, 2003              By:  /s/ ROBERT L. JONES, JR.
                                        ----------------------------------------
                                        Robert L. Jones, Jr., Chairman and CEO



Dated:  August 29, 2003              By: /s/ PATRICIA E. JONES
                                        ----------------------------------------
                                        Patricia E. Jones, Secretary/Treasurer
                                        (Principal Financial Officer)