Form 10KSB/A
period 2003-03-31
LINK PLUS CORP
filed 2003-10-14
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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


                                    Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............15

Item 10.      Executive Compensation..........................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................19


Item 12.      Certain Relationships and Related Transactions..................20



Item 13.      Exhibits and Reports on Form 8-K................................21



Item 14.      Principal Accountant Fees and Services..........................22


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

COSTS AND EXPENSES

YEAR ENDED MARCH 31, 2003 AND 2002


The Company's selling, general and administrative expenses for the year ended March 31, 2003 was $1,038,346 compared to $1,212,274 for the same period ended March 31, 2002, a decline of $173,928. This decrease was due to a decline in board of directors' fees ($14,166), salaries ($260,869), taxes ($2,373), automobile expense ($2,015), and royalty expense ($2,098), offset by increases in legal and professional fees ($86,927), office supplies ($14,820), insurance ($2,878), and other administrative expense ($3,058).



Research and development costs were $0 for the year ended March 31, 2003 compared to $356,004 for the same period ended March 31, 2002. For the year ended March 31, 2002, costs were incurred on research and development of products based on Lincompex technology. No costs were incurred for the year ended March 31, 2003.



As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products and related peripherals held as inventory. Management performed an evaluation of the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required because the inventory's estimated fair value was less than cost. Accordingly, the Company recorded a charge of $338,718 or $.02 per share during the year ended March 31, 2003 for impairment of previously acquired inventory (see Note G to the financial statements).



Interest expense was $96,402 for the year ended March 31, 2003 compared to $128,361 for the same period ended March 31, 2002, resulting in a decline of $31,959. The decline was due to a lower interest accrual as a result of the repayment of shareholder notes payable of $23,600 and the conversion of notes payable to 38,667 shares of common stock in the amount of $73,000.


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


While the Company has raised capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. In the past, we have relied on the sale of our common stock to private investors and proceeds from advances and loans from significant shareholders. There is no assurance we will continue to receive funds from outside investors and shareholders. We currently do not have sufficient capital resources to fund our current level of operating activities, capital expenditures and other obligations through the next twelve months. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition.



The Company is seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.




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

Emmett Paige, Jr.            Form 3 due 01/16/03                   08/29/03

--------------------------------------------------------------------------------
Donald F. Dunlap             Form 3 due 01/16/03                   08/15/03
--------------------------------------------------------------------------------
Anthony K. Sebro             Form 3 due 01/16/03                   08/13/03
--------------------------------------------------------------------------------

Gita Shah                    Form 3 due 01/16/03                   08/29/03

--------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on March 31, 2003, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:

                                 NUMBER OF SHARES         PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)    BENEFICIALLY OWNED        BENEFICIALLY OWNED (2)

Robert L. Jones, Jr.               8,147,092 (3)                  39.56
4933 Snowy Reach
Columbia, MD 21044

William A. McConarty               1,903,103                       9.42
10097 Colonial Drive
Ellicott City, MD 21042

Donald C. Kolasch                  1,893,927 (4)                   9.24
6899 McLean Province Circle
Falls Church, VA 22043

Mikiya Nemoto                      1,559,618                       7.72
1-10-8 Hijirigaoka
Tokyo, Japan

Donald F. Dunlap                     523,386 (5)                   2.58
111 Campbell Drive
Winter Haven, FL 33884

Anthony K. Sebro                     155,800 (5)                   0.77
5117 Columbia Road
Columbia, MD 21044



Patricia E. Jones                    130,800 (5)                    .64
4933 Snowy Reach
Columbia, MD 21044

Gita Shah                            130,800 (5)                    .64
9209 Pegasus Ct.
Potomac, MD 20854

Emmett Paige, Jr.                    130,300 (5)                    .64
122 Cross Foxes Drive
Fort Washington, MD 20744

Fred L. Alexander                    120,300 (5)                    .59
9671 Brynmar Drive
Villa Park, CA 92861


All Officers and Directors as a   11,232,405 (6)                  52.26
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


(6) Includes 300,000 shares issuable upon exercise of vested stock options.


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

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT

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


Date:  October 10, 2003             By:  /s/ ROBERT L. JONES, JR.
      ---------------------------      -----------------------------------------
                                       Robert L. Jones, Jr., Chairman, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                      POSITION                                 DATE

/s/ ROBERT L. JONES, JR.         Chairman, CEO                          October 10, 2003
-----------------------------
Robert L. Jones, Jr.

/s/ DONALD C. KOLASCH            President and Director                 October 13, 2003
-----------------------------
Donald C. Kolasch
                                 Secretary/Treasurer (Principal
/s/ PATRICIA E. JONES            Financial and Accounting Officer)      October 10, 2003
-----------------------------
Patricia E. Jones

                                 Director
-----------------------------
Emmett Paige, Jr.

/s/ DONALD F. DUNLAP             Director                               October 10, 2003
-----------------------------
Donald F. Dunlap

/s/ ANTHONY K. SEBRO             Director                               October 13, 2003
-----------------------------
Anthony K. Sebro

/s/ GITA SHAH                    Director                               October 13, 2003
-----------------------------
Gita Shah


/s/ FRED L. ALEXANDER            Director                               Octobe 13, 2003
-----------------------------
Fred L. Alexander


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
                                                ===========       ===========

Depreciation expense included as a charge to income amounted to $629 and $0 for the year ended March 31, 2003 and 2002, respectively.

NOTE C - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2003 and 2002 are as follows:

                                                    2003              2002
                                                    ----              ----
  Accrued Salaries                              $  622,107        $   873,369
  Accrued Expenses                                  58,144             39,755
  Accrued Interest                                 315,819            259,982
                                                ----------        -----------
  Total                                         $  996,070        $ 1,173,106
                                                ==========        ===========

NOTE D - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                    2003              2002
                                                    ----              ----
Net loss available for common shareholders     $ (1,431,508)      $ (1,658,117)
                                               =============      =============

Basic and fully diluted loss per share         $      (0.07)      $       (0.9)

                                               =============      =============
Weighted average common shares outstanding       19,287,786         17,775,830
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

NOTE G - IMPAIRMENT CHARGE


As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products and related peripherals held as inventory. Management performed an evaluation of the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required because the inventory's estimated market value was less than cost. Accordingly, the Company recorded a charge of $338,718 or $ .02 per share during the year ended March 31, 2003 for impairment previously of acquired inventory (see Note F).

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