Form 10QSB/A
period 2003-06-30
LINK PLUS CORP
filed 2003-10-14
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                AMENDMENT NO. 1


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


ITEM 3.  CONTROLS AND PROCEDURES


On June 30, 2003, Robert L. Jones, Jr., Chairman, CEO and Donald C. Kolasch, President, made an evaluation of our disclosure controls and procedures. In their opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     LINK PLUS CORPORATION



Dated:  October 10, 2003             By:  /s/ ROBERT L. JONES, JR.
                                        ----------------------------------------
                                        Robert L. Jones, Jr., Chairman and CEO



Dated:  October 10, 2003             By: /s/ PATRICIA E. JONES
                                        ----------------------------------------
                                        Patricia E. Jones, Secretary/Treasurer
                                        (Principal Financial Officer)