Form 10KSB/A
period 2003-03-31
LINK PLUS CORP
filed 2003-10-30
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


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
                          COMMON STOCK, $.005 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No   X
                                                             -----    -----

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

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March31, 2003: NONE

    Number of outstanding shares of the registrant's par value $0.005 common stock as of March 31, 2003: 20,194,269

                    Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                                   ----    ----

ITEM 8A.   CONTROLS AND PROCEDURES


The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2003, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared. There were no significant deficiencies or material weaknesses in the registrant's internal controls.



There have been no changes in the registrant's internal controls that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.,

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LINK PLUS CORPORATION


Date: October 29, 2003                  By:  /s/ ROBERT L. JONES, JR.
                                           -------------------------------------
                                           Robert L. Jones, Jr., Chairman, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                                   POSITION                                DATE

/s/ ROBERT L. JONES, JR.                 Chairman, CEO                             October 29, 2003
------------------------------------
Robert L. Jones, Jr.

/s/ DONALD C. KOLASCH                    President and Director                    October 29, 2003
------------------------------------
Donald C. Kolasch
                                         Secretary/Treasurer (Principal
/s/ PATRICIA E. JONES                    Financial and Accounting Officer)         October 29, 2003
------------------------------------
Patricia E. Jones

                                         Director                                  October ___, 2003
------------------------------------
Emmett Paige, Jr.

                                         Director                                  October ___, 2003
------------------------------------
Donald F. Dunlap

/s/ ANTHONY K. SEBRO                     Director                                  October 29, 2003
------------------------------------
Anthony K. Sebro

                                         Director                                  October ___, 2003
------------------------------------
Gita Shah

/s/ FRED L. ALEXANDER                    Director                                  October 29, 2003
------------------------------------
Fred L. Alexander

                                  EXHIBIT 31.1

                    CERTIFICATION PURSUANT TO RULE 13A-14(a)

I, Robert L. Jones, Jr., certify that:

1.       I have reviewed this annual report on Form 10-KSB of Link Plus
         Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 29, 2003                 /s/ ROBERT L. JONES, JR.
                                   ---------------------------------------------
                                   Robert L. Jones, Jr., Chief Executive Officer

                                  EXHIBIT 31.2

                    CERTIFICATION PURSUANT TO RULE 13A-14(A)
I, Donald C. Kolasch, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Link Plus
         Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 29, 2003                        /s/ DONALD C. KOLASCH
                                              ----------------------------------
                                              Donald C. Kolasch, President

                                  EXHIBIT 31.3

                    CERTIFICATION PURSUANT TO RULE 13A-14(A)

I, Patricia E. Jones, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Link Plus
         Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: October 29, 2003                    /s/ PATRICIA E. JONES
                                          --------------------------------------
                                          Patricia E. Jones, Secretary/Treasurer
                                          Principal Financial Officer

                                  EXHIBIT 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Link Plus Corporation (the "Company") on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Jones, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ ROBERT L. JONES, JR.
---------------------------------------------
Robert L. Jones, Jr., Chief Executive Officer

                                  EXHIBIT 32.2

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Link Plus Corporation (the "Company") on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald C. Kolasch, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ DONALD C. KOLASCH
----------------------------------------------
Donald C. Kolasch, President

                                  EXHIBIT 32.3

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Link Plus Corporation (the "Company") on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia E. Jones, Secretary/Treasurer (Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ PATRICIA E. JONES
-------------------------------------------
Patricia E. Jones, Secretary/Treasurer