Form 10QSB
period 2003-09-30
LINK PLUS CORP
filed 2003-11-19
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2003

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

        The issuer had 20,282,520 shares of its common stock outstanding as of November 18, 2003.

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
                  September 30, 2003 and March 31, 2003

         Condensed Consolidated Statements of Losses:
                  For the three and six months ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows:
                  For the six months ended September 30, 2003 and 2002

         Notes to Unaudited Condensed Consolidated Financial Information

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                              LINK PLUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30, 2003     MARCH 31, 2003
                                                                       ------------------     --------------
                                                                           (UNAUDITED)           (AUDITED)
 ASSETS
 Current Assets:
 Cash and cash equivalents                                             $            372       $          -
                                                                       -----------------      -------------
 Total Current Assets                                                               372                  -

 Property, Plant and Equipment, net of accumulated
 depreciation of $488,043 and $487,490 at September 30, 2003
 and March 31, 2003, respectively                                                 2,137              2,690
                                                                       -----------------      -------------
                                                                       $          2,509       $      2,690
                                                                       =================      =============


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                                      $        629,755      $     622,078
 Accrued liabilities                                                          1,166,188            996,070
 Notes payable-current portion                                                  322,338            330,838
                                                                       -----------------     --------------
 Total Current Liabilities                                                    2,118,281          1,948,986

 Deferred revenue                                                               200,000            200,000


 Commitments and Contingencies                                                        -                  -

 Deficiency in Stockholders' Equity:
 Common stock, par value $.005 per share; 50,000,000 shares
 authorized; 20,282,520 and 20,194,269 shares issued and
 outstanding at September 30, 2003 and March 31, 2003, respectively             101,413            100,971

 Additional paid-in-capital                                                  10,909,126         10,745,066

 Accumulated deficit                                                        (13,326,311)       (12,992,333)
                                                                       -----------------     --------------
                                                                             (2,315,772)        (2,146,296)
                                                                       -----------------     --------------
 Total Liabilities and Deficiency in Stockholders' Equity              $          2,509      $       2,690
                                                                       =================     ==============


         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                Three Months Ended                   Six Months Ended
                                                   September 30,                       September 30,
                                              2003              2002               2003             2002
                                              ----              ----               ----             ----
REVENUES:
    Product sales                        $          -      $          -      $           -      $           -
    Royalty sales                                   -             9,455                  -             17,474
                                         -------------     -------------     --------------     --------------
                                                    -             9,455                  -             17,474
Operating Expenses:
Selling, general and administrative           136,085           598,259            310,034            827,015
Depreciation                                      553                76                553                 76
                                         -------------     -------------     --------------     --------------
Total Operating Expense                       136,638           598,335            310,587            827,091

LOSS FROM OPERATIONS                         (136,638)         (588,880)          (310,587)         (809,617)


Interest income (expense), net                 (8,055)          (15,087)           (23,391)     $    (31,958)
                                         -------------     -------------     --------------     -------------

Net loss before income taxes                 (144,693)         (603,967)          (333,978)         (841,575)

Income (taxes) benefit                              -                 -                  -                 -
                                         -------------     -------------     --------------     -------------
NET LOSS                                 $   (144,693)     $   (603,967)     $    (333,978)     $   (841,575)
                                         =============     =============     ==============     =============

Loss Per Common Share (Basic and
Assuming Dilution                        $      (0.01)     $      (0.03)     $       (0.02)     $      (0.05)
                                         =============     =============     ==============     =============

Weighted Average Shares Outstanding
(Basic and Diluted)                        20,258,928        18,801,336         20,235,501        18,507,898



         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended September 30,
                                                                             2003                2002
                                                                             ----                ----
Cash flows from operating activities:
Net loss                                                                $   (333,978)       $   (841,575)
Adjustments to reconcile net loss to net cash (used in) operating activities:

      Depreciation                                                               553                  76
      Common stock issued for services and compensation                      152,502             915,298
      Common stock issued in exchange for loan incentive                           -              20,000
Increase / decrease in:
      Accounts payable and accrued expenses                                  177,795            (311,521)
                                                                        -------------       -------------
Net cash (used in) operating activities                                       (3,128)           (217,722)

Cash flows from investing activities:
      Capital expenditures                                                         -              (3,319)
                                                                        -------------       -------------
Net cash (used in) investing activities                                            -              (3,319)

Cash flows from financing activities:

      Proceeds from issuance of common stock                                  12,000             111,020
      Proceeds from common stock subscribed                                        -              96,766
      Proceeds from (repayments of) notes payable                             (8,500)             29,847
                                                                        -------------       -------------
Net cash provided by financing activities                                      3,500             237,633


Net increase in cash and cash equivalents                                        372              16,592


Cash and cash equivalents at beginning of period                                   -                   -
                                                                        -------------       -------------

Cash and cash equivalents at end of period                              $        372        $     16,592
                                                                        =============       =============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                    $          -                   -
Cash paid during period for income taxes                                           -                   -
Common stock issued for services and compensation                            152,502             915,298
Common stock issued in exchange for debt and accrued interest                      -              77,334
Common stock issued in exchange for inventory                                      -             338,718
Common stock issued in exchange for loan incentive                                 -              20,000




         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and for the subsequent periods.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

STOCK BASED COMPENSATION (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                              For the six month ended
                                                                                    September 30,
                                                                              2003                2002
                                                                              ----                ----
Net loss - as reported                                                   $   (333,978)       $   (841,575)
Add:  Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                                 -                   -
Deduct:  Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)                               -                   -
                                                                         -------------       --------------
Net loss - Pro Forma                                                     $   (333,978)       $    (841,575)
Net loss attributable to common stockholders - Pro forma                 $   (333,978)       $    (841,575)
Basic (and assuming dilution) loss per share - as reported               $      (0.02)       $       (0.05)
Basic (and assuming dilution) loss per share - Pro forma                 $      (0.02)       $       (0.05)

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

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of September 30 2003 and March 31, 2003, the Company has issued and outstanding 20,282,520 and 20,194,269 shares of common stock, respectively.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

For the period ended September 30, 2003, the Company issued an aggregate of 76,251 shares of the Company's common stock to employee and members of the Company's Board of Directors in exchange for services provided to the Company. The Company valued the shares issued at $152,502, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs charged to income during the period ended September 30, 2003 were $152,502. Additionally, the Company issued 12,000 shares of common stock to accredited investors in exchange for $12,000, net of costs and fees.

NOTE C - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2003.

                     OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     -------------------                                  -------------------
                                              WEIGHTED
                                              AVERAGE                   NUMBER         WEIGHTED AVERAGE
                                             REMAINING                EXERCISABLE       EXERCISE PRICE
                            NUMBER       CONTRACTUAL LIFE             -----------       --------------
   EXERCISE PRICES:       OUTSTANDING         (YEARS)
   ---------------        -----------         -------
             $1.00         1,950,000            2.25                   1,950,000              $1.00
             $1.00            20,000            2.35                      20,000              $1.00
             $1.00           100,000            1.05                     100,000              $1.00
             $1.00           712,008           17.95                     712,008              $1.00
                          ----------           -----                  ----------              -----
                           2,782,008            6.25                   2,782,008              $1.00
                          ==========           =====                  ==========              =====

Transactions involving the Company's options issuances are summarized as follows:

                                                NUMBER OF      WEIGHTED AVERAGE
                                                 SHARES         EXERCISE PRICE
                                                 ------         --------------
   Outstanding at March 31, 2001                2,070,000          $   1.00
                                               ==========          ========
   Granted                                        712,008              1.00
   Exercised                                            -                 -
   Cancelled                                            -                 -
                                               ----------          --------
   Outstanding at March 31, 2002                2,782,008          $   1.00
                                               ==========          ========
   Granted                                              -                 -
   Exercised                                            -                 -
   Cancelled                                            -                 -
                                               ----------          --------
   Outstanding at March 31, 2003                2,782,008          $   1.00
                                               ==========          ========
   Granted                                              -                 -
   Exercised                                            -                 -
   Cancelled                                            -                 -
                                               ----------          --------
   Outstanding at September 30, 2003            2,782,008          $   1.00
                                               ==========          ========

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

All options granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended September 30, 2003 and 2002. There were no awards of employee stock options issued during the period ended September 30, 2003 and 2002. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(333,978) and $(.02) for the period ended September 30, 2003 and $(841,575) and $(.05) for the period ended September 30, 2002.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2003.

                     WARRANTS OUTSTANDING                                  WARRANTS EXERCISABLE
                     --------------------                                  --------------------
                                              WEIGHTED
                                              AVERAGE                   NUMBER         WEIGHTED AVERAGE
                                             REMAINING                EXERCISABLE       EXERCISE PRICE
                            NUMBER       CONTRACTUAL LIFE             -----------       --------------
   EXERCISE PRICES:       OUTSTANDING         (YEARS)
   ---------------        -----------         -------
            $1.00              55,500           0.65                        55,500           $1.00
            $1.00           1,699,802           1.45                     1,699,802           $1.00
                          -----------           ----                    ----------           -----
                            1,755,302           1.45                     1,755,302           $1.00
                          ===========           ====                    ==========           =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                               NUMBER OF      WEIGHTED AVERAGE
                                                SHARES         EXERCISE PRICE
                                                ------         --------------
   Outstanding at March 31, 2001               1,034,700         $   1.00
                                              ==========         ========
   Granted                                        30,000             1.00
   Exercised                                           -                -
   Cancelled                                           -                -
                                              ----------         --------
   Outstanding at March 31, 2002               1,064,700         $   1.00
                                              ==========         ========
   Granted                                       690,602             1.01
   Exercised                                           -                -
   Cancelled                                           -             1.00
                                              ----------         --------
   Outstanding at March 31, 2003               1,755,302         $   1.00
                                              ==========         ========
   Granted                                             -                -
   Exercised                                           -                -
   Cancelled                                           -             1.00
                                              ----------         --------
   Outstanding at September 30, 2003           1,755,302         $   1.00
                                              ==========         ========

For the period ended September 30, 2003 and 2002, all warrants granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended September 30, 2003 and 2002.

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

COMPARISON OF FINANCIAL RESULTS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES.  The  Company's  total  revenues  were $0 for the three  months  ended
September 30, 2003 compared to $9,455 for the same period ended September 30, 2002. The decline was primarily due to a decline in royalty sales.

COSTS AND EXPENSES. The Company's selling, general and administrative expenses for the three months ended September 30, 2003 was $136,085 compared to $598,259 for the same period ended September 30, 2002, a decrease of $462,174. This decrease was primarily due to a decline in salaries and board of director's compensation of approximately $120,000, and a decrease in consulting, legal and professional fees of approximately $120,000, as well as a decrease in general administrative costs.

COMPARISON OF FINANCIAL RESULTS - SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES. The Company's total revenues were $0 for the six months ended September 30, 2003 compared to $17,474 for the same period ended September 30, 2002. The decline was primarily due to a decline in royalty sales.

COSTS AND EXPENSES. The Company's selling, general and administrative expenses for the six months ended September 30, 2003 was $310,034 compared to $827,015 for the same period ended September 30, 2002, a decrease of $561,981. This decrease was primarily due to a decline in salaries and board of director's compensation of approximately $155,000, office-related expenses of approximately $46,000, consulting, legal and professional fees of approximately $67,000, as well as general administrative expenses such as rent, auto expense, royalty expense and insurance.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had a working capital deficit $2,117,909. As a result of the Company's operating loss of $333,978 for the six months ended September 30, 2003, the Company generated a cash flow deficit of $3,128 from operating activities, adjusted principally for the value of common stock issued to employees and members of the Company Board of Directors in exchange for service in the amount of $152,502 and increase in accounts payable and accrued liabilities of $177,795. We met our cash requirements during this period primarily through the proceeds from the issuance of $12,000 of common stock, net of costs and fees.

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

ITEM 3.  CONTROLS AND PROCEDURES

On September 30, 2003, Robert L. Jones, Jr., Chairman, CEO and Donald C. Kolasch, President, made an evaluation of our disclosure controls and procedures. In their opinion, the disclosure controls and procedures are effective. There have been no significant changes in our internal controls that materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2003, the Company issued 76,251 shares of common stock to employees and members of the Company's Board of Directors in exchange for services provided to the Company. The Company also sold 10,000 shares of common stock to an investor for $10,000 and issued 2000 shares, for $2,000, to another person as part of a loan transaction with the Company.

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

                                       LINK PLUS CORPORATION


Dated:  November 19, 2003              By:  /s/ ROBERT L. JONES, JR.
                                          --------------------------------------
                                          Robert L. Jones, Jr., Chairman and CEO




Dated:  November 19, 2003              By:  /s/ PATRICIA E. JONES
                                          --------------------------------------
                                          Patricia E. Jones, Secretary/Treasurer
                                          (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003               /s/ ROBERT L. JONES, JR.
                                       -----------------------------------------
                                       Robert L. Jones, Jr., Chairman and CEO

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003               /s/ DONALD C. KOLASCH
                                       -----------------------------------------
                                       Donald C. Kolasch, President

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003             /s/ PATRICIA E. JONES
                                     -------------------------------------------
                                     Patricia E. Jones, Secretary/Treasurer
                                     Principal Financial Officer

                                  EXHIBIT 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Link Plus Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
L. Jones, Jr., Chairman/CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.



/s/ ROBERT L. JONES
-----------------------------------
Robert L. Jones, Chairman/CEO

                                  EXHIBIT 32.2

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Link Plus Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald
C. Kolasch, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.



/s/ DONALD C. KOLASCH
-----------------------------------
Donald C. Kolasch, President

                                  EXHIBIT 32.3

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Link Plus Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patricia E. Jones, Secretary/Treasurer (Principal Financial Officer), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.



/s/ PATRICIA E. JONES
-------------------------------------------
Patricia E. Jones, Secretary/Treasurer