Form 10QSB
period 2003-12-31
LINK PLUS CORP
filed 2004-02-12
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended DECEMBER 31, 2003

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

                     6996 COLUMBIA GATEWAY DRIVE; SUITE 104
                               COLUMBIA, MD 21046
                    (Address of principal executive offices)

                                 (410) 953-7177
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The issuer had 20,282,520 shares of its common stock outstanding as of February 10, 2004.

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
                  December 31, 2003 and March 31, 2003

         Condensed Consolidated Statements of Losses:
                  For the three and nine months ended December 31, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows:
                  For the nine months ended December 31, 2003 and 2002

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

                              LINK PLUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31, 2003    March 31, 2003
                                                         -----------------    --------------
                                                             (UNAUDITED)         (AUDITED)
 ASSETS
 Current Assets:
 Cash and cash equivalents                                   $        433     $         --
                                                             ------------     ------------
 Total Current Assets                                                 433               --

 Property, Plant and Equipment, net of accumulated
 depreciation of $488,672 and $487,842 at
 December 31, 2003 and March 31, 2003                               1,860            2,690

 Other Assets:
 Deposits                                                           6,819               --
                                                             ------------     ------------
 Total Assets                                                $      9,112     $      2,690
                                                             ============     ============
 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts payable                                            $    663,014     $    622,078
 Accrued liabilities                                            1,326,040          996,070
 Notes payable - current portion                                  349,588          330,838
                                                             ------------     ------------
 Total Current Liabilities                                      2,338,642        1,948,986

 Deferred revenue                                                 200,000          200,000

 Commitments and contingencies                                         --               --

 Deficiency in Stockholders' Equity:
 Common Stock, par value $.005 per share;
 50,000,000 shares authorized;
 20,282,520 and 20,194,269 shares issued and
 outstanding at December 31, 2003 and
 March 31, 2003, respectively                                     101,413          100,971
 Additional paid-in-capital                                    10,909,126       10,745,066
 Accumulated deficit                                          (13,540,069)     (12,992,333)
                                                             ------------     ------------
                                                               (2,529,530)      (2,146,296)
                                                             ------------     ------------
 Total Liabilities and Deficiency in Stockholders' Equity    $      9,112     $      2,690
                                                             ============     ============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                    For The Three Months Ended        For The Nine Months Ended
                                           December 31,                       December 31,
                                   -----------------------------     -----------------------------
                                       2003             2002             2003             2002
                                   ------------     ------------     ------------     ------------
Revenues:
    Product sales                  $         --     $         --     $         --     $         --

    Royalty sales                            --           14,107               --           31,581
                                   ------------     ------------     ------------     ------------

                                             --           14,107               --           31,581
Operating Expenses:
Selling, general and
administrative                          205,183          237,622          515,217        1,064,637

Depreciation                                277              276              830              352
                                   ------------     ------------     ------------     ------------

Total Operating Expense                 205,460          237,898          516,047        1,064,989


LOSS FROM OPERATIONS                   (205,460)        (223,791)        (516,047)      (1,033,408)


Interest income (expense)                (8,298)         (13,690)         (31,689)         (45,648)
                                   ------------     ------------     ------------     ------------


Net loss before income taxes           (213,758)        (237,481)        (547,736)      (1,079,056)


Income (taxes) benefit                       --               --               --               --
                                   ------------     ------------     ------------     ------------
NET LOSS                           $   (213,758)    $   (237,481)    $   (547,736)    $ (1,079,056)
                                   ============     ============     ============     ============

Loss Per Common Share
(Basic and Assuming Dilution)      $      (0.06)    $      (0.01)    $      (0.01)    $      (0.03)
                                   ============     ============     ============     ============

Weighted Average Shares
Outstanding (Basic and Diluted)      20,282,520       19,776,105       20,235,501       18,507,899

               See accompanying notes to the unaudited condensed
                       consolidated financial information

                              LINK PLUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For The Nine Months Ended
                                                                          December 31,
                                                                 ---------------------------
                                                                     2003            2002
                                                                 -----------     -----------
Cash flows from operating activities:
Net loss                                                         $  (547,736)    $(1,079,056)
Adjustments to reconcile net loss
to net cash (used in) operating activities:

Depreciation                                                             830             352
Common stock issued in exchange for
services and compensations                                           152,502         915,298

Common stock issued for loan incentive                                    --          20,000
(Increase) decrease in:

Other assets                                                          (6,819)             --

Accounts payable and accrued expenses                                370,906        (100,829)
                                                                 -----------     -----------

Net cash (used in) operating activities                              (30,317)       (244,235)

Cash flows from investing activities:

Capital expenditures                                                      --          (3,319)
                                                                 -----------     -----------

Net cash (used in) investing activities                                   --          (3,319)

Cash flows from financing activities:

Proceeds from issuance of common stock                                12,000         121,020

Proceeds from common stock subscribed                                     --          96,766

Proceeds from notes payable, net of repayments                        18,750          29,847
                                                                 -----------     -----------

Net cash provided by financing activities                             30,750         247,633


Net increase (decrease) in cash and cash equivalents                     433              79

Cash and cash equivalents at beginning of period                          --              --
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $       433     $        79
                                                                 ===========     ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                             $        --     $        --

Cash paid during period for income taxes                                  --              --

Common stock issued in exchange for services and compensation        152,502         915,298

Common stock issued for loan incentive                                    --          20,000

Common stock issued in exchange for debt and accrued interest             --          77,334

Common stock issued in exchange for inventory                             --         338,718

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended December 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                     For The Three Months Ended      For The Nine Months Ended
                                                            December 31,                   December 31,
                                                     ---------------------------     ---------------------------
                                                         2003            2002           2003            2002
                                                     -----------     -----------     -----------     -----------
Net loss - as reported                               $  (213,758)    $  (237,481)    $  (547,736)    $(1,079,056)
Add: Total stock based employee compensation
expense as reported under intrinsic value method              --              --              --              --
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                --              --              --              --
                                                     -----------     -----------     -----------     -----------
Net loss - Pro Forma                                 $  (213,758)    $  (237,481)    $  (547,736)    $(1,079,056)
Net loss attributable to common stockholders -
Pro forma                                            $  (213,758)    $  (237,481)    $  (547,736)    $(1,079,056)
Basic (and assuming dilution) loss per share -
as reported                                          $     (0.01)    $     (0.01)    $     (0.03)    $     (0.06)
Basic (and assuming dilution) loss per share -
Pro forma                                            $     (0.01)    $     (0.01)    $     (0.03)    $     (0.06)

New Accounting Pronouncements
-----------------------------

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of December 31, 2003, the Company has issued and outstanding 20,282,520 shares of common stock.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

For the period ended December 31, 2003, the Company issued an aggregate of 76,251 shares of the Company's common stock to employee and members of the Company's Board of Directors in exchange for services provided to the Company. The Company valued the shares issued at $152,502, which approximated the fair value of the shares issued during the period the services were rendered. The compensation costs charged to income during the period ended December 31, 2003 were $152,502. Additionally, the Company issued 12,000 shares of common stock to accredited investors in exchange for $12,000, net of costs and fees.

NOTE C - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2003.

                     Options Outstanding                                  Options Exercisable
                     -------------------                                  -------------------
                                               Weighted
                                                Average
                                               Remaining
                          Number            Contractual Life          Number               Weighted Average
   Exercise prices:     Outstanding            (Years)             Exercisable              Exercise Price
   ----------------     -----------         ----------------       -----------             ----------------
            $1.00        1,950,000               2.00               1,950,000                    $1.00
            $1.00           20,000               2.15                  20,000                    $1.00
            $1.00          100,000               0.80                 100,000                    $1.00
            $1.00          712,008              17.70                 712,008                    $1.00
                         ---------              -----               ---------                    -----
                         2,782,008               6.00               2,782,008                    $1.00
                         =========              =====               =========                    =====

Transactions involving the Company's options issuances are summarized as follows:

                                        Number of    Weighted Average
                                          Shares      Exercise Price
                                        ---------    ----------------
Outstanding at March 31, 2001           2,070,000        $1.00
                                        =========        =====
Granted                                   712,008         1.00
Exercised                                      --           --
Cancelled                                      --           --
                                        ---------        -----
Outstanding at March 31, 2002           2,782,008        $1.00
                                        =========        =====
Granted                                        --           --
Exercised                                      --           --
Cancelled                                      --           --
                                        ---------        -----
Outstanding at March 31, 2003           2,782,008        $1.00
                                        =========        =====
Granted                                        --           --
Exercised                                      --           --
Cancelled                                      --           --
                                        ---------        -----
Outstanding at December 31, 2003        2,782,008        $1.00
                                        =========        =====

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

Options (Continued)
-------------------

All options granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended December 31, 2003 and 2002. There were no awards of employee stock options issued during the period ended December 31, 2003 and 2002. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(547,736) and $(.03) for the nine months ended December 31, 2003 and $(1,079,056) and $(.06) for the nine months ended December 31, 2002.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2003.

                     Warrants Outstanding                                  Warrants Exercisable
                     --------------------                                  --------------------
                                               Weighted
                                                Average
                                               Remaining
                          Number            Contractual Life          Number               Weighted Average
   Exercise prices:     Outstanding            (Years)             Exercisable              Exercise Price
   ----------------     -----------         ----------------       -----------             ----------------
            $1.00          55,500              0.40                   55,500                    $1.00
            $1.00       1,699,802              1.20                1,699,802                    $1.00
                        ---------              ----                ---------                    -----
                        1,755,302              1.20                1,755,302                    $1.00
                        =========              ====                =========                    =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                        Number of    Weighted Average
                                          Shares      Exercise Price
                                        ---------    ----------------
   Outstanding at March 31, 2001        1,034,700         $1.00
                                        =========         =====
   Granted                                 30,000          1.00
   Exercised                                   --            --
   Cancelled                                   --            --
                                        ---------         -----
   Outstanding at March 31, 2002        1,064,700         $1.00
                                        =========         =====
   Granted                                690,602          1.01
   Exercised                                   --            --
   Cancelled                                   --          1.00
                                        ---------          ----
   Outstanding at March 31, 2003        1,755,302         $1.00
                                        =========         =====
   Granted                                     --            --
   Exercised                                   --            --
   Cancelled                                   --          1.00
                                        ---------          ----
   Outstanding at December 30, 2003     1,755,302         $1.00
                                        =========         =====

For the period ended December 31, 2003 and 2002, all warrants granted to non-employees are non-compensatory and exercise prices of options are higher than the fair market value of the Company's common stock, and thus none was charged to operations for the period ended December 31, 2003 and 2002.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE D - SUBSEQUENT EVENTS

On January 16, 2004, the Company entered into a Merger Agreement ("Agreement") with JS Technologies Corp ("JS Technologies"), a company organized under the laws of the State of Delaware. JS Technologies is a private-held company and is engaged in the business of manufacturing new digital radio frequency semiconductor and software products. In connection with the Agreement, JS Technologies will transfer to the Company all of its tangible and intangible assets in exchange for a total of 3,672,800 shares of restricted common stock of the Company and 327,200 warrants with an exercise price of $1.00 per share that expire 4 years from the date of issuance. The Company anticipates consummating the acquisition during the fourth quarter of this fiscal year.


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

COMPARISON OF FINANCIAL RESULTS - THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES. The Company's total revenues were $0 for the three months ended December 31, 2003 compared to $14,107 for the same period ended December 31, 2002. The decline was primarily due to a decline in royalty sales.

COSTS AND EXPENSES. The Company's selling, general and administrative expenses for the three months ended December 31, 2003 was $205,183 compared to $237,622 for the same period ended December 31, 2002, a decrease of $32,439. This decrease was primarily due to a decline in salaries, rent, office expense, royalty fees, and other administrative expense offset by an increase in accounting and legal fees associated with audit and preparation of financial statements.

COMPARISON OF FINANCIAL RESULTS - NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES. The Company's total revenues were $0 for the nine months ended December 31, 2003 compared to $31,581 for the same period ended December 31, 2002. The decline was primarily due to a decline in royalty sales.

COSTS AND EXPENSES. The Company's selling, general and administrative expenses for the nine months ended December 31, 2003 was $515,217 compared to $1,064,637 for the same period ended December 31, 2002, a decrease of $549,420. This decrease was primarily due to a decline of approximately $291,000 in board of directors fees, approximately $152,000 of salaries, $43,000 of accounting and legal fees associated with audit and preparation of financial statements, as well as rent and other administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had a working capital deficit $2,338,209. As a result of the Company's operating loss of $547,736 for the nine months ended December 31, 2003, the Company generated a cash flow deficit of $30,317 from operating activities, adjusted principally for the value of common stock issued to employees and members of the Company Board of Directors in exchange for service in the amount of $152,502. We met our cash requirements during this period through the proceeds from the issuance of $12,000 of common stock to shareholders and $18,750 in notes payable to shareholders.

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

Acquisition of Plant and Equipment
----------------------------------

On January 16, 2004, the Company entered into a Merger Agreement ("Agreement") with JS Technologies, Inc. ("JS Technologies"), a company organized under the laws of the State of Delaware. JS Technologies is a private-held company and is engaged in the business of manufacturing digital radio frequency semiconductor and software products. In connection with the Agreement, JS Technologies will transfer to the Company all tangible and intangible assets in exchange for a total of 3,672,800 shares of restricted stock of the Company and 327,000 warrants with an exercise price of $1.00 per share that expire 4 years from the date of issuance. The Company anticipates consummating the acquisition during the fourth quarter of this fiscal year.

Number of Employees
-------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

ITEM 3.  CONTROLS AND PROCEDURES

As of December 31, 2003, Link Plus performed an evaluation, under the supervision and with the participation of management, including Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in rules 13a - 15(c) and 15d - 15(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that Link Plus's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Link Plus's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in Link Plus's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

During the three months ended December 31, 2003, the Company issued no shares of common stock to employees and members of the Company's Board of Directors in exchange for services provided to the Company.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    REGULATION
    S-B NUMBER                              EXHIBIT
    ----------                              -------
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

----------
* Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LINK PLUS CORPORATION


Dated:  February 12, 2004
                                 By: /s/ Robert L. Jones
                                    -----------------------------------
                                 Robert L. Jones, Jr., Chairman and CEO




Dated:  February 12, 2004        By: /s/ Patricia E. Jones
                                    --------------------------------------
                                    Patricia E. Jones, Secretary/Treasurer
                                    (Principal Financial Officer)