Form 10KSB
period 2004-03-31
LINK PLUS CORP
filed 2004-07-27
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended MARCH 31, 2004

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

                      6996 Columbia Gateway Drive; Ste 104
                               Columbia, MD 21046
               (Address of principal executive offices)(Zip Code)

                                 (410) 953-7177
                           (Issuer's telephone number)
      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $.005 PAR VALUE

           State issuer's revenues for its most recent fiscal year: $0

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004:
                                      NONE

              Number of outstanding shares of the registrant's par
                 value $0.005 common stock as of March 31, 2004:
                                   20,356,771

                    Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes___; No X

                              LINK PLUS CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                            PAGE
                                                                            ----
                                     Part I


Item 1.   Description of Business ........................................    3

Item 2.   Description of Property ........................................    7

Item 3.   Legal Proceedings  .............................................    7

Item 4.   Submission of Matters to a Vote of Security Holders ............    7


                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters........    7

Item 6.   Management's Discussion and Analysis or Plan of Operation.......    7

Item 7.   Financial Statements............................................   11

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ............................   12

Item 8A.  Controls and Procedures.........................................   14


                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act......   12

Item 10.  Executive Compensation..........................................   15

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters......................   16

Item 12.  Certain Relationships and Related Transactions..................   18

Item 13.  Exhibits and Reports on Form 8-K................................   19

Item 14.  Principal Accountant Fees and Services..........................   21

Signatures    ............................................................   22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

BUSINESS HISTORY

Link Plus Corporation ("we" or the "Company") is a Delaware corporation formed on April 18, 1975. The Company changed its name to Link Plus Corporation in 1992 and began trading on the Over-The-Counter Bulletin Board market in October 2003 as LKPL.

In December 2003, the Company entered into a Merger Agreement ("Agreement") with JS Technologies Corp. ("JST"), a company organized under the laws of the State of Delaware. JST is a private-held company and is engaged in the business of developing, marketing and selling Advanced Wireless Communication System ("AWICS") and other intellectual property and products based on the AWICS technology. In March 2004, the Company filed a Certificate of Merger with the State of Delaware to acquire JST. Upon receipt of the approval by the State of Delaware, JST was merged into the Company and the separate existence of JST ceased.

Link Plus is a "fabless" communications technology company focused on radio frequency integrated circuits and product solutions. The Company's mission is to design, manufacture and sell advanced wireless communications products for the growing consumer, commercial, industrial and government electronics markets. Link Plus solutions include an application-specific integrated circuit (ASIC) radio-on-a-chip, a family of RF radio modules, signal enhancement software and chip sets as well as complete turnkey system product solutions for OEM's. Link Plus currently offers more core radio products than all of its competitors combined. Moreover, more than twenty-five United States and worldwide patents, several patents pending and additional filed patent disclosures protect this technology. Our solutions are aimed at the high volume, attractively priced applications where we can add value necessary to generate significant profit margins.

The Company's core technology includes its radio-on-chip advanced wireless communications system (AWICS(R)), and its linked compressor and expander (LINCOMPEX) technology under the trademark LinkPlus(R). AWICS(R) includes a custom ASIC and completed radio systems along with a network operating system (LinkNET(TM)). The AWICS technology has been implemented in several commercial products including game controllers for Play Station 2 and car security systems. The Lincompex technology has been applied to a variety of fielded applications and is currently incorporated into the White House Communications Agency and the Department of Homeland Security/FEMA systems. Also, Lincompex technology is mandatory in all U.S. Army and Air Force helicopter radios (Mil-Spec-188-141A) and has been incorporated into the International Telecommunications Union Standard (ITU-RF.1111).

The Company mailing address is 6996 Columbia Gateway Drive, Ste 104; Columbia, MD 21046, and our telephone number is (410) 953-7177. Our website address is www.linkplus.com.

There has been no bankruptcy, receiverships, or similar proceedings by or against the Company.

LINK PLUS PRODUCTS

1.  Chips and Modules

Link Plus is currently offering several AWICS(R) and Lincompex products for sale to the commercial and military original equipment manufacturer (OEM) market place.

         a)     AWICS-09325 Single-chip RF Transceiver
                  o 300 MHz to 930 MHz (selectable)
                  o 128 Kbps data rate
                  o 50 feet range capability
                  o 40-pin LPCC

         b)     ASM1-915 RF Transceiver Module
                  o 902 MHz to 928 MHz (selectable)
                  o 128 Kbps data rate
                  o 50 feet range capability
                  o 12.7 mm x 17.3 mm x 2.4 mm (LWH)

         c)     ASM2-915 RF Transceiver Module
                  o 902 MHz to 928 MHz (selectable)
                  o -100 dBm receiver sensitivity
                  o 256 Kbps data rate
                  o 300 feet range capability
                  o 12.7mm x 17.3 mm x 2.4 mm (LWH)

         d)     ASM3-915LR, Long Range RF Transceiver Module
                  o 902 MHz to 928 MHz (selectable)
                  o -95 dBm receiver sensitivity
                  o +20 dBm transmitter power
                  o 1 mile range @ 112 Kbps
                  o 26.7 mm x 18.8 mm x 2.4 mm (LWH)

         e)     Lincompex Chipset
                  o Implements compression algorithm
                  o Includes DSP, CODEC, and EPROM
                  o Basic operation per ITU-RF.1111-1
                  o Voice compression: 48 dB
                  o Companding range: 60 dB

         f)     Cypherpex Card
                  o Implements compression algorithm
                  o Includes Chipset and voice encryption on a single card
                  o Can be added to audio circuit of transmitter
                  o Basic operation per ITU-RF.1111-1
                  o Voice compression: 48 dB
                  o Companding range: 60 dB

         g)     Lincompex Algorithm Software
                  o Implements compression algorithm in customers' digital
                    signal processor
                  o Requires 14 Kbytes of memory

2.  System Solutions

Link Plus also designs, develops and manufactures complete, long range, two-way, digital communications systems for several narrowband wireless applications. These solutions include hardware and software elements and are built to custom specification for our customers.

BUSINESS DEVELOPMENT

Link Plus has signed four major contracts that will result substantial manufacturing and product deliveries in the following areas.

         1. Automotive Security. Link Plus Corporation has signed an original development manufacturer (ODM) contract for the design, development and eventual production of a new technology wireless automotive security device using the AWICS(R) chip. The product will be completed by October 2004 and manufacturing will begin in early 2005. The initial volume anticipated is 300,000 for 2005.

         2. Automatic Meter Reading. Link Plus Corporation has signed an ODM contract for the design, development and production of a new AMR product for water meters. The production portion of this contract is for an initial order of 100,000 units with an option for an additional 150,000 units. Link Plus has also begun development of AMR products for electric power and gas meters as well.

         3. Radio Transceiver Chips and Modules. Link Plus has signed an agreement that will lead to an immediate purchase order for 50,000 of the AWICS(R) chips. Projected follow-on orders of 2,000,000 chips and modules are projected for 2005/2006.

         4. Cordless Headsets for Cellular Telephones. Link Plus Corporation is designing and developing a cordless headset for cellular telephones using the AWICS(R) chip. The product completion is scheduled for the end of 2004 with manufacturing to begin in the third quarter 2005. The volume in the first year is estimated at 100,000 units.

MARKETING STRATEGY

The market for Link Plus products is quite large. Almost any narrowband, wireless communications and control application can benefit from the Company's technology. Link Plus market studies indicate that over 1 billion units that could use AWICS(R) and/or Lincompex in their products will be sold worldwide in CY2004. AWICS(R) far surpasses the competition with enhanced range, secure point-to-point communication, smaller size, alphanumeric paging, and integration among components thereby offering the OEM with increased capabilities at competitive prices. Creative original equipment suppliers will find new market applications for the AWICS(R) and Lincompex designs, thereby increasing our worldwide market potential. Link Plus' core technology is in a position to be used in every wireless communication device in the world because it operates in the unlicensed spectra, and it does not conflict with cell phone standards. Therefore the total available market for Link Plus products is several hundred million units per year over the next three years. So far the Company has focused on automotive security, automatic meter reading and several voice application markets such as cellular headsets and two-way radios.

Link Plus currently offers our chip level and module level products to the market through a manufacturers sales representative network of six firms that covers North America and Asia and direct sale to OEM equipment makers. The Link Plus internal staff includes three highly skilled technical sales professionals.

COMPETITION

Link Plus products are based on proven, production worthy CMOS technology that offers low cost, low battery power, high performance solutions in the 900 MHz frequency spectrum. In addition, the Company's expertise in digital, RF communications, software, operating systems, and consumer product designs enables the company to offer turn-key solutions as well as single chip, AWICS(R) transceivers. This level of technical support coupled with the ability to manufacture high volume products is industry unique.

Principal RF transceiver chip competitors are: Chipcon of Norway, Nordic of Norway, Xemics of Switzerland and Atmel of the USA. However none of these companies offer module products or the number of products made by Link Plus. In addition, Link Plus' Lincompex technology is unique to the communications industry.

The AWICS(R) chip is the culmination of over 6 years of work and over $8 million and is covered by thirteen US patents filed by Honeywell Inc. Honeywell is contractually obligated to protect these patents against infringement. LinkPlus technology is covered by an additional 11 patents and when the combined AWICS(R)/LinkPlus(R) chips are completed there will be additional filings to protect the design and the Company's competitive advantage.

LINKPLUS(R) PRODUCTS LIFE SPAN

AWICS(R) products are based on .35 micron CMOS process that will be sufficient for providing competitive products for 3to 5 years. The Company is in the process of transitioning to a .25 micron process for AWICS applications that should be the basis for competitive products for an additional 5 years. Lincompex products have been sold in various models since the 1960's due to the fact that Lincompex technology is applicable to a wide range of communications signals. The Company's Lincompex products, namely, ChipSet, Lincompex Card, CypherPex Card, LinkMate, and Handset are essentially the LinkPlus(R) Software in different packages. Each of these products has been designed to satisfy a particular market and in their current form, should be applicable to their respective markets for at least another 10 years. Periodic updates of the software may be necessary to satisfy customer needs, however, the physical package should remain the same with minor alterations.

LICENSING

U.S GOVERNMENT. In 1999, the Company executed a Patent Licensing Agreement with the U.S. Government. The Agreement signed by officials of both the U.S. Army and U.S. Air Force will pay us royalties until 2009 for all radios used by the Government that use Lincompex technology including Foreign Military Sales.

EMPLOYEES

As of March 31, 2004, the Company has three full time employees. Additional key staff is planned in the areas of business development, marketing and engineering.

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

INTELLECTUAL PROPERTY

From the Company's inception, Link Plus has continued to pursue the perfection of its technology and enhance its core technological values. The Company believes that it has developed certain Intellectual Property and has filed both provisional and standard patent applications with the United States Patent and Trademark Office.

There can be no assurance that any of the Company's current or future patent applications will be granted, or will provide necessary protection for the Company's technology or their product offerings, or be of commercial benefit to the Company, or that these patent applications will not be challenged.

RESEARCH AND DEVELOPMENT

During fiscal 2004 and 2003, there were no research and development costs charged to income.



ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases office space at 6996 Columbia Gateway Drive, Columbia, MD 21046, which occupies approximately 4423 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. In addition, the Company leases office space at 20 Executive Park, Irvine, California 92614, which occupies approximately 2,054 square feet.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of March 31, 2004 and 2003, the Company has issued and outstanding 20,356,771 and 20,194,269 shares of common stock, respectively.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the year ended March 31, 2004, the Company issued an aggregate of 150,502 shares of the Company's common stock to Company's officers in exchange for services provided to the Company. The Company valued the shares issued at $301,004, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs charged to income during the year ended March 31, 2004 were $301,004. Additionally, the Company issued an aggregate of 12,000 shares of its common stock to sophisticated investors in exchange for $12,000, net of costs and fees, in connection with the Company's private placement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject tosignificant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        business combinations

         o        stock-based compensation.

         o        revenue recognition

Business combinations

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

         The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

         Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.


REVENUES

YEAR ENDED MARCH 31, 2004 AND 2003

The Company's total revenues were $0 for the year ended March 31, 2004 compared to $42,587 for the same period ended March 31, 2003. Revenue from one
(1) major customer approximated $32,423 or 76% of sales for the year ended March 31, 2003.

COSTS AND EXPENSES

YEAR ENDED MARCH 31, 2004 AND 2003

The Company's selling, general and administrative expenses for the year ended March 31, 2004 was $856,540 compared to $1,038,346 for the same period ended March 31, 2003, a decline of $181,806. This decrease was due to a decline in Auto lease costs ($6,826), salaries ($69,193), board of directors fees ($83,334), rent ($9,111), royalty fees due to lower income ($5,264), office expense ($20,208) offset by an increase in accounting fees of $12,130.

Research and development costs were $0 for the year ended March 31, 2004 and 2003.

The Company incurred acquisition costs related to the merger with JS Technologies. Acquisition costs of $2,142,475 were charged to operations during the year ended March 31, 2004.

The following summarizes the acquisition cost:

3,672,800 shares of common stock to be issued         $ (936,564)
Assets acquired                                               43
Liabilities assumed                                   (1,205,954)
                                                      -----------
Acquisition costs                                     $2,142,475

As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products and related peripherals held as inventory. Management performed an evaluation of the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required because the inventory's estimated fair value was less than cost. Accordingly, the Company recorded a charge of $338,718 or $.02 per share during the year ended March 31, 2003 for impairment of previously acquired inventory (see Note H to the financial statements).

Interest expense was $67,543 for the year ended March 31, 2004 compared to $96,402 for the same period ended March 31, 2003, resulting in a decline of $28,859. The decline was due conversion of notes payable to common stock in the year ended March 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $3,067,664 and $1,431,508 for the years ended March 31, 2004 and 2003, respectively, and has an accumulated deficit of $16,059,997 as of March 31, 2004. In addition, the Company's current liabilities exceeded its current assets by $3,972,795 as of March 31, 2004. As a result of our operating losses in 2004, we generated a cash flow deficit of $73,364 from operating activities. Cash flows used in investing activities was $0 during this period. We met our cash requirements during this past year primarily through sale of common stock, advances and loans from officers and shareholders in the amount of $73,364.

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

The independent auditors report on the Company's March 31, 2004 financial statements included in this report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-19 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2004, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


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

NAME                       AGE      POSITION                TERM
--------------------       ---      --------                ----

Robert L. Jones, Jr.       60       Chairman/CEO          4/1975 - 2004

Donald C. Kolasch          67       President, Director   6/1997 - 2004

Patricia E. Jones          61       Secretary             4/1975 - 2004

Emmett Paige, Jr.          72       Director              6/1998 - 2004

Anthony K. Sebro           60       Director              10/1993 -2004

Gita Shah                  58       Director              3/1996 - 2004

Fred L. Alexander          67       Director              7/1999 - 2004

Jonathan P. Gluckman       41       Director              1/2004 - 2004

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

The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of Jonathan P. Gluckman, Donald C. Kolasch, and Fred L.Alexander, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan.

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

Dr. Jonathan P. Gluckman

Dr. Gluckman joined Link Plus in January, 2004. Previously he was CEO of JS Technologies Corporation, which he co-founded. Dr. Gluckman led JST's effort to develop the Advanced Wireless Communications System (AWICS) technology. Dr. Gluckman envisioned a family of semiconductor products and related software concepts that led to the successful introduction of the AWICS chip, and ultimately to the formation of JST Corporation

Dr. Gluckman is also a co-founder, President, & CEO of Integrated Dynamics, Inc., as well as a co-founder of 125West.com, Inc. Integrated Dynamics provided technical services to NASA and National Laboratories, and was a progenitor of JST. 125West.com is an e-commerce web-site offering over 3000 products for home and garden.

Dr. Gluckman has over 15 years experience in research and development of advanced technologies in support of human-systems integration.

From 1993-1996 Dr. Gluckman worked for JJM Systems (now known as Observation Technologies, Inc.), a small radar engineering firm that specialized in development of advanced non-cooperative target recognition systems. Dr. Gluckman served as Head of the Intelligent Control (Icon) Division of JJM Systems, and was responsible for new business development and related activities in support of JJM's customers in the Pentagon. In addition, Dr. Gluckman was instrumental in development of advanced radar target tracking technology that JJM successfully incorporated in various commercial and military products.

Prior to 1993, Dr. Gluckman managed the US Navy's Advanced Aircraft Human Factors programs which resulted in several products being incorporated into operational vehicles including the F-14 and F/A-18 aircraft.

Dr. Gluckman holds a Ph.D. in Psychology from the University of Cincinatti.

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



ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table sets forth the current compensation of (i) the Company's Chief Executive Officer, (ii) the Company's two most highly compensated executive officers other than the CEO and (iii) persons, if any, who would be included except that they were not serving as March 31, 2004.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                    ANNUAL COMPENSATION           LONG TERM COMPENSATION
                                    ----------------------------------------------------
                                                         AWARDS             PAYOUTS
                                                      ---------------------------------
                                           OTHER          RESTRICTED       SECURITIES
                                           ANNUAL           STOCK          UNDERLYING         LTIP
                                        COMPENSATION        AWARDS        OPTIONS/SARS       PAYOUTS
POSITION    YEAR   SALARY($)   BONUS($)    ($)              (S)               (#)             ($)
------------------------------------------------------------------------------------------------------------------

Robert L.    2004   $360,000   $0          (1)               0                 0               0
Jones, Jr.,  2003   $360,000   $0          (1)               0                 0               0
CEO (1)      2002   $300,000   $0          (1)               0                 0               0
             2001   $250,000   $0          (1)               0              400,000            0
------------------------------------------------------------------------------------------------------------------

Donald C.    2004   $300,000   $0          (1)               0                 0               0
Kolasch,     2003   $250,000   $0          (1)               0                 0               0
President(2) 2002   $250,000   $0          (1)               0                 0               0
             2001   $200,000   $0          (1)               0             300,000             0

Jonathan     2004   $200,000   $0          (1)               0                 0               0
Gluckman
------------------------------------------------------------------------------------------------------------------

(1) The Company leased one automobiles for a corporate officer. Minimum monthly lease payments on the vehicle was $421 with expiration date of July 1, 2004. Auto expense included as a charge to income amounted to $2,809 and $9,635 and $11,740 for the years ended March 31, 2004, 2003, and 2002, respectively.

COMPENSATION OF DIRECTORS

There are no arrangements made to compensate any director for services as adirector. Such arrangements for compensation of directors for services willcommence once we begin earning revenues.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect tothe beneficial ownership of our common stock on March 31, 2004, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:

                                 NUMBER OF SHARES         PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)    BENEFICIALLY OWNED        BENEFICIALLY OWNED (2)

Robert L. Jones, Jr.               8,237,092 (3)                  40.46
4933 Snowy Reach
Columbia, MD 21044

William A. McConarty               1,903,103                       9.35
10097 Colonial Drive
Ellicott City, MD 21042

Donald C. Kolasch                  1,939,429 (4)                   9.53
6899 McLean Province Circle
Falls Church, VA 22043

Mikiya Nemoto                      1,559,618                       7.72
1-10-8 Hijirigaoka
Tokyo, Japan


Anthony K. Sebro                     155,800 (5)                   0.77
5117 Columbia Road
Columbia, MD 21044

Patricia E. Jones                    130,800 (5)                    .64
4933 Snowy Reach
Columbia, MD 21044

Gita Shah                            130,800 (5)                    .64
9209 Pegasus Ct.
Potomac, MD 20854

Emmett Paige, Jr.                    130,300 (5)                    .64
122 Cross Foxes Drive
Fort Washington, MD 20744

Fred L. Alexander                    120,300 (5)                    .59
9671 Brynmar Drive
Villa Park, CA 92861


All Officers and Directors as a   11,232,405 (6)                  55.18
group 9 persons)

(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Percentages before issuance are based on 20,356,771 shares of common stock outstanding as of March 31, 2004. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from March 31, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

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

At March 31, 2004, our equity compensation plans were as follows:

-----------------------------------------------------------------------------------------
                     # OF SECURITIES TO BE      WEIGHTED AVERAGE      # OF SECURITIES
                    ISSUED UPON EXERCISE OF     EXERCISE PRICE OF    REMAINING AVAILABLE
                    OUTSTANDING WARRANTS,      OUTSTANDING OPTIONS,     FOR FUTURE
PLAN CATEGORY         OPTIONS AND RIGHTS       WARRANTS AND RIGHTS       ISSUANCE
-----------------------------------------------------------------------------------------
Equity compensation
 plans approved by              --                           --          --
 security holders
-----------------------------------------------------------------------------------------
Equity compensation
plans not approved          3,992,910                      $1.00     29,643,229
by security holders
-----------------------------------------------------------------------------------------
            Total           3,992,910                      $1.00     29,643,229
-----------------------------------------------------------------------------------------

During the period 2000 to the present the Company has issued 2,782,008 options to purchase Common Stock . The exercise price is $1.00 per share and the exercise period averages 5.7 years.

During the period 1998 to the present the Company has issued 1,210,902 warrants. The exercise price is $1.00 per share and the exercise period averages 2.5 years. None of the options or warrants has been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the shareholders is $93,521 and $86,321, respectively. Interest is computed at ten percent per annum. Accrued and unpaid interest due to the shareholders is $36,769 and $27,837 as of March 31, 2004 and 2003, respectively.

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the Company's CEO is $66,826 and $43,326, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist at March 31, 2004.

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the Company's board member and shareholder is $180,691. Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $87,149 and $69,080 as of March 31, 2004 and 2003, respectively. No formal repayment terms or arrangements exist at March 31, 2004. (See Note E)

One officers paid expenses on behalf of the Company. At March 31, 2004, the amount owed was $664. No formal repayment terms or arrangements exist at March 31, 2004. (See Note E)

Other than the transactions described above, there have been no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: (1) any director; (2) any nominee for election as a director; (3) any security holder; and (4) any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in 1,2 and 3 above.

There are no parent corporations of the Company.

There have been no transactions with promoters.

There has been no material underwriting or commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

There has been no transaction involving the purchase or sale of assets by or to the Company otherwise that in the ordinary course of business.

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

31.3             Rule 13a-14(a) Certification of Principal Financial Officer

32.1             Section 1350 Certification of Chief Executive Officer

32.2             Section 1350 Certification of President

32.3             Section 1350 Certification of Principal Financial Officer

-------------------
*Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter ofthe period covered by this report:

Acquisition or Disposition of Assets
--------------------------------------------------------------------------------
On March 1, 2004 the Registrant, Link Plus Corporation (LKPL), filed a Certificate of Merger with the State of Delaware to acquire JS Technologies, Inc. On March 10, 2004 the Registrant received correspondence from the State of Delaware informing the Registrant of the approval by the State of Delaware of the Certificate of Merger. The Registrant acquired all the assets and liabilities of JS Technologies, Inc. for 3,672,800 shares of the Registrant's stock plus 327,000 warrants, each of which will entitle the holder to purchase one (1) additional share of the Registrant's stock. JS Technologies, Inc. assets include: the Advanced Wireless Communication System (AWICS) and all rights to the intellectual property and products based on the AWICS technology; related R & D equipment; and office equipment and furniture. The AWICS chip is a single chip digital radio transceiver used in a wide variety of products to wirelessly connect those products to other products. For example, some of the applications are as follows: keyless entry devices for cars, home or work; wireless remote controls; wireless video games; radio frequency identification (RFID) devices; etc. The Registrant intends to improve AWICS with its existing Linked Compressor and Expander (Lincompex) technology, and to continue to sell and develop markets for products based on AWICS technology. Audited financial statements of JS Technologies, Inc. are not included with this report. The required financial statements will be filed by amendment not later than 60 days after the date of filing the instant Form 8K. [Rest of Page Intentionally Blank. Signature on Following Page.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              LINK PLUS CORPORATION

Date: March 18, 2004                          By: /s/ Robert L. Jones, Jr.
                                                  ------------------------
                                                  Robert L. Jones, Jr.
                                              Chairman & Chief Executive Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended March 31, 2004 and 2003, our principal accountant billed $22,000 and $32,087 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

For the fiscal years ended March 31, 2004 and 2003, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2004 and 2003.

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

                                    LINK PLUS CORPORATION


Date:  July 23, 2004                   By:  /s/ ROBERT L. JONES, JR.
---------------------------         ----------------------------------
                                    Robert L. Jones, Jr., Chairman, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                POSITION                   DATE

/s/ ROBERT L. JONES, JR.         Chairman, CEO                 July 23, 2004
------------------------------
Robert L. Jones, Jr.

/s/ DONALD C. KOLASCH            President and Director        July 23, 2004
------------------------------
Donald C. Kolasch

/s/ PATRICIA E. JONES            Secretary/Treasurer
------------------------------   (Principal Financial
Patricia E. Jones                and Accounting Officer)       July 23, 2004

/s/ EMMETT PAIGE, JR.            Director                      July 23, 2004
-------------------------------
Emmett Paige, Jr.

/s/ ANTHONY K. SEBRO                                           July 23, 2004
-------------------------------
Anthony K. Sebro


/s/ GITA SHAH                    Director                      July 23, 2004
-------------------------------
Gita Shah

/s/ FRED L. ALEXANDER            Director                      July 23, 2004
-------------------------------
Fred L. Alexander

/s/ Jonathan P. Gluckman         Director                      July 23, 2004
-------------------------------
Jonathan P. Gluckman

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             MARCH 31, 2004 AND 2003

                              LINK PLUS CORPORATION

                              LINK PLUS CORPORATION

                          Index to Financial Statements


                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                     F-3

Consolidated Balance Sheets at March 31, 2004 and 2003                 F-4

Consolidated Statements of Losses for the years ended
   March 31, 2004 and 2003                                             F-5

Consolidated  Statements of Deficiency in Stockholders' Equity
   for the years ended March 31, 2004 and 2003                         F-6

Consolidated Statements of Cash Flows for the years ended
   March 31, 2004 and 2003                                             F-7

Notes to Consolidated Financial Statements                          F-8 - F-19

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Link Plus Corporation
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Link Plus Corporation and its wholly owned subsidiary (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                  ------------------------------------------------------
                      Russell Bedford Stefanou Mirchandani, LLP
                      Certified Public Accountants





McLean, Virginia
June 30,  2004

                              LINK PLUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                                  2004             2003
                                                              ------------     ------------
ASSETS
Current assets:

Cash and cash equivalents                                     $         43     $         --

Prepaid expenses                                                     6,819               --
                                                              ------------     ------------
Total current assets                                                 6,862               --

Property and equipment, net of accumulated
depreciation of $489,225 and $488,119 at
March 31, 2004 and 2003, respectively (Note C)                       1,584            2,690

Other assets:

Deposits                                                             6,819               --
                                                              ------------     ------------
Total assets                                                  $     15,265     $      2,690
                                                              ============     ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds                   $        205     $         --
Accounts payable and accrued liabilities (Note D)                3,325,850        1,618,148
Deferred revenue (Note K)                                          200,000          200,000
Advances from officers (Note M)                                        664               --
Other advances                                                      61,400               --
Notes payable, current portion (Note E)                            391,538          330,838
                                                              ------------     ------------
Total current liabilities                                        3,979,657        2,148,986

Commitments and contingencies (Note K)                                  --               --

Deficiency in stockholders' equity:
Common stock, par value $.005 per share; 50,000,000 shares
authorized; 20,356,771 and 20,194,269 shares issued and
outstanding at March 31, 2004 and March 31, 2003,
respectively (Note F)                                              101,784          100,971
Additional paid-in capital                                      11,057,257       10,745,066
Common stock subscription (Note B)                                 936,564               --
Accumulated deficit                                            (16,059,997)     (12,992,333)
                                                              ------------     ------------
                                                                (3,964,392)      (2,146,296)
Total liabilities and deficiency in stockholders' equity      $     15,265     $      2,690
                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                              LINK PLUS CORPORATION
                        CONSOLIDATED STATEMENTS OF LOSSES
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                2004            2003
                                                           ------------     ------------

REVENUES:
    Product sales                                          $         --     $     10,164
    Royalty sales                                                    --           32,423
                                                           ------------     ------------
                                                                     --           42,587
Operating expenses:
Selling, general and administrative                             856,540        1,038,346
Acquisition costs (Note B)                                    2,142,475               --
Impairment of assets (Note H)                                        --          338,718
Depreciation (Note C)                                             1,106              629
                                                           ------------     ------------
Total operating expenses                                      3,000,121        1,377,693

(Loss) from operations                                       (3,000,121)      (1,335,106)

Other expense:
Interest expense, net                                           (67,543)         (96,402)
                                                           ------------     ------------
Total other expense                                             (67,543)         (96,402)

Net loss before income taxes                                 (3,067,664)      (1,431,508)
Income (taxes) benefit                                               --               --
                                                           ------------     ------------
Net loss                                                   $ (3,067,664)    $ (1,431,508)
                                                           ============     ============

Loss Per Common Share (Basic and Assuming Dilution)
(Note J)                                                   $      (0.15)    $      (0.07)
                                                           ============     ============

Weighted Average Shares Outstanding (Basic and Diluted)
(Note J)                                                     20,318,519       19,287,786

          See accompanying notes to consolidated financial statements.

                              LINKPLUS CORPORATION
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                     COMMON STOCK       ADDITIONAL     COMMON
                                                    ------------         PAID-IN        STOCK       ACCUMULATED
                                                  SHARES      AMOUNT     CAPITAL      SUBSCRIBED     DEFICIT          TOTAL
                                                  ------      ------    -----------   ---------    -------------   -----------
BALANCE AT MARCH 31, 2002                       18,211,962   $ 91,060   $ 8,598,782   $  12,000    $(11,560,825)   $(2,858,983)
                                                ==========   ========   ===========   =========    ============    ===========
Issuance of common stock  to employees and
Directors  in exchange for services              1,092,031      5,460     1,081,068          --              --      1,086,528
Issuance of common stock  in exchange for
services and accounts payable to vendors           283,938      1,420       479,256          --              --        480,676
Issuance of common stock in exchange for debt       77,334        387        76,947          --              --         77,334
Issuance of common stock  for cash in
connection  with  private  placement               190,286        950       149,176     (12,000)             --        138,126
Issuance of common stock in exchange for
inventory                                          338,718      1,694       337,024          --              --        338,718
Issuance of warrants for services rendered
(Note H)                                                --         --        22,813          --              --         22,813
Net loss                                                --         --            --          --      (1,431,508)    (1,431,508)
                                                ----------   --------   -----------   ---------    ------------    -----------
BALANCE AT MARCH 31, 2003                       20,194,269   $100,971   $10,745,066   $      --    $(12,992,333)   $(2,146,296)
                                                ==========   ========   ===========   =========    ============    ===========
Issuance of common stock  to employees in
exchange for services                              150,502        753       300,251          --              --        301,004
Issuance of common stock  for cash in
connection  with  private  placement                12,000         60        11,940          --              --         12,000
Common stock to be issued in connection with
acquisition of JS Technologies Corp (Note B)            --         --            --     936,564              --        936,564
Net loss                                                --         --            --          --      (3,067,664)    (3,067,664)
                                                ----------   --------   -----------   ---------    ------------    -----------
BALANCE AT MARCH 31, 2004                       20,356,771   $101,784   $11,057,257   $ 936,564    $(16,059,997)   $(3,964,392)
                                                ==========   ========   ===========   =========    ============    ===========

          See accompanying notes to consolidated financial statements.

                              LINK PLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                              2004           2003
                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                  $(3,067,664)   $(1,431,508)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation (Note C)                                           1,106            629
Common stock issued in exchange for services and
compensation (Note F)                                         301,004      1,086,528
Stock warrants issued in exchange for services (Note G)            --         22,813
Acquisition costs (Note B)                                  2,142,475             --
Impairment of assets (Note H)                                      --        338,718
Changes in assets and liabilities:
Deposits and other assets                                     (13,638)            --
Cash disbursed in excess of available funds                       205             --
Accounts payable and accrued liabilities                      563,149       (133,349)
                                                          -----------    -----------
Net cash (used in) operating activities                       (73,364)      (116,169)

Cash flows from investing activities:
Capital expenditures                                               --         (3,319)
                                                          -----------    -----------
Net cash (used in) investing activities                            --         (3,319)

Cash flows from financing activities:
Proceeds from issuance of common stock (Note F)                12,000        138,126
Proceeds from (repayments of) notes payable, net of
repayments (Note E)                                            60,700        (18,638)
Proceeds from officer advances (Note M)                           664             --
                                                          -----------    -----------
Net cash provided by financing activities                      73,364        119,488

Net increase (decrease) in cash and cash equivalents               --             --
Cash and cash equivalents at beginning of year                     --             --
Cash acquired in connection with acquisition of JS
Technologies (Note B)                                              43             --
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $        43    $        --
                                                          ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                    $        --             --
Cash paid for income taxes                                         --             --
Common stock issued in exchange for services and
accrued compensation (Note F)                                 301,004      1,086,528
Common stock issued in exchange for accounts payable to
vendors (Note F)                                                   --        480,676
Stock warrants issued for services (Note G)                        --         22,813
Common stock issued in exchange for debt and accrued
interest (Note F)                                                  --         77,334
Common stock issued in exchange for inventory (Note F)             --        338,718
Acquisition of JS Technologies Corp.: (Note B)
  Assets acquired                                                  43             --
  Liabilities assumed                                      (1,205,954)            --
  Common stock to be issued                                  (936,564)            --
  Acquisition costs                                         2,142,475             --
                                                          -----------    -----------
  Net cash paid for acquisition                           $        --    $        --
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

Link Plus Corporation (the "Company") was incorporated under the laws of the State of Delaware and is a developer and seller of communication equipment and communication enhancement products.

In December 2003, the Company entered into a Merger Agreement ("Agreement") with JS Technologies Corp. ("JST"), a company organized under the laws of the State of Delaware. JST is a private-held company and is engaged in the business of developing, marketing and selling Advanced Wireless Communication System ("AWICS") and other intellectual property and products based on the AWICS technology. In March 2004, the Company filed a Certificate of Merger with the State of Delaware to acquire JST. Upon receipt of the approval by the State of Delaware, JST was merged into the Company and the separate existence of JST ceased (Note B).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Link Plus International, Inc. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.


Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at the cost of purchase and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives of major depreciable assets are as follows:

Leasehold improvements                       5 years
Furniture and equipment                      5 years
Computer Equipment                           3 years

Impairment of Long Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company recorded deferred revenues of $200,000 as of March 31, 2004 and 2003 (see Note K).

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. For the years ended March 31, 2004 and 2003, advertising costs were not material to the statement of losses.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended March 31, 2004 and 2003.

Income Taxes
------------

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                              2004           2003
                                                                              ----           ----
Net loss - as reported                                                   $ (3,067,664)   $(1,431,508)
Add:  Total  stock  based  employee  compensation  expense as reported
under intrinsic value method (APB. No. 25)                                         --             --
Deduct:  Total stock based employee  compensation  expense as reported under fair value based method (SFAS No. 123)
                                                                         ------------    -----------
Net loss - Pro Forma                                                     $ (3,067,664)   $(1,431,508)
                                                                         ============    ===========
Net loss attributable to common stockholders - Pro forma                 $ (3,067,664)   $(1,431,508)
                                                                         ============    ===========
Basic (and assuming dilution) loss per share - as reported               $      (0.15)   $     (0.07)
                                                                         ============    ===========
Basic (and assuming dilution) loss per share - Pro forma                 $      (0.15)   $     (0.07)
                                                                         ============    ===========

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.


Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at March 31, 2004 and 2003.

Fair Value of Financial Instruments
-----------------------------------

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

Liquidity
---------

As reflected in the accompanying financial statements, the Company incurred net losses of $3,067,664 and $1,431,508 for the years ended March 31, 2004 and 2003, respectively, and has an accumulated deficit of $16,059,997 as of March 31, 2004. In addition, the Company's current liabilities exceeded its current assets by $3,972,795 as of March 31, 2004.

Comprehensive Income (Loss)
---------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Pension Plans and Other Post Employment Benefits
------------------------------------------------

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of March 31, 2004 and 2003.

Net Earnings (Losses) Per Common Share
--------------------------------------

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
-----------------------------

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


NOTE B - BUSINESS COMBINATION

In December 2003, the Company entered into a Merger Agreement ("Agreement") with JS Technologies, Corp. ("JST"), a company organized under the laws of the State of Delaware. JST is a private-held company and is engaged in the business of developing, marketing and selling Advanced Wireless Communication System ("AWICS") and other intellectual property and products based on the AWICS technology. In March 2004, the Company filed a Certificate of Merger with the State of Delaware to acquire JST. Upon receipt of the approval by the State of Delaware, JST was merged into the Company and the separate existence of JST ceased.
                                      F-12

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE B - BUSINESS COMBINATION (CONTINUED)

For accounting purposes, the Company shall be the surviving entity and the transaction is accounted for using the purchase method of accounting. The results of operations subsequent to the date of merger are included in the Company's consolidated statement of losses.

In connection with the Agreement, JST transferred to the Company all of its assets and liabilities in exchange for a total of 3,672,800 shares of the Company's restricted common stock and 327,200 warrants with an exercise price of $1.00 per share that expire 4 years from the date of the acquisition. As of March 31, 2004, the restricted common shares have not been issued, and accordingly were recorded as stock subscription payable. The shares to be issued in connection with the Agreement were valued based on the fair market value at the date of acquisition. The Company has charged to operations the acquisition costs of $2,142,475 during the year ended March 31, 2004.

The following summarizes the acquisition of JST:

3,672,800 shares of  common  stock to be issued                  $ (936,564)
Assets acquired                                                           43
Liabilities assumed                                              (1,205,954)
                                                                 -----------
Acquisition costs                                                $ 2,142,475
                                                                 ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at March 31, 2004 and 2003 consist of the following:

                                               2004               2003
                                               ----               ----
  Furniture & Fixtures                      $  435,391         $  435,391
  Leasehold Improvements                        48,560             48,560
  Computer Equipment                             6,858              6,858
                                            ----------         ----------
     Total                                     490,809            490,809
  Accumulated Depreciation                    (489,225)          (488,119)
                                            ----------         ----------
                                            $    1,584         $    2,690
                                            ==========         ==========

Depreciation expense included as a charge to income amounted to $1,106 and $629 for the year ended March 31, 2004 and 2003, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at March 31, 2004 and 2003 are as follows:


                                               2004               2003
                                               ----               ----
  Accrued payroll and payroll taxes         $  993,315        $   622,107
  Accrued expenses                           1,917,053            680,222
  Accrued interest                             415,482            315,819
                                            ----------        -----------
  Total                                     $3,325,850        $ 1,618,148
                                            ==========        ===========

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE E - NOTES PAYABLE

Notes payable at March 31, 2004 and 2003 are as follows:

                                                                                     2004               2003
                                                                                     ----               ----
     Series of advances unsecured and payable on demand to Company officer, accrues interest at 10% per annum compounded daily, (see
     Note M)                                                                        $ 66,826          $ 43,326

     Series of advances unsecured and payable on demand to Company board member and shareholder, accrues interest at 10% per annum
     compounded daily, (see Note M)                                                  180,691           180,691
     Series of advances unsecured and payable on demand to Company
     shareholder, accrues interest at 10% per annum, (see Note M)                     36,321            36,321
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note M)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note M)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note M)                                          30,000            30,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                       2,000             2,000
     Unsecured note payable on demand, accrues interest at 0% per annum
                                                                                       7,000             7,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                       1,500             1,500
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                      10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum (see Note M)                                            7,200                 -
     Unsecured note payable accrues interest at 12% per annum, maturity
     date is November 12, 2004                                                        30,000
                                                                                   ---------         ---------
                                                                                                             -
     Total                                                                         $ 391,538         $ 330,838
     Less: current portion                                                          (391,538)         (330,838)
                                                                                   ---------         ---------
                                                                                   $      --         $      --
                                                                                   =========         =========

NOTE F - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of March 31, 2004 and 2003, the Company has issued and outstanding 20,356,771 and 20,194,269 shares of common stock, respectively.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the year ended March 31, 2003, the Company issued an aggregate of 1,375,969 shares of the Company's common stock to employee, consultants and members of the Company's Board of Directors in exchange for services and accrued payable for services provided to the Company. The Company valued the shares issued at $1,567,204, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs charged to income during the year ended March 31, 2003 and 2002 were $1,086,528 and $480,676, respectively. Additionally, the Company issued an aggregate of 77,334 shares of common stock in exchange for $77,334 of previously incurred debt. In connection with the Company's private placement, the Company issued an aggregate of 190,286 shares of its common stock to sophisticated investors in exchange for $138,126, net of costs and $12,000 of common stock subscribed in prior year.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE F - CAPITAL STOCK (CONTINUED)

In August 2002, the Company issued 338,718 shares of common stock to a third-party supplier in exchange for inventory, spare parts and marketing related services (Note H). The shares of the common stock were valued at $1.00 per share, which approximated the fair value of the inventory received and the services rendered. In connection with this transaction, the Company also issued the supplier 338,718 warrants to purchase shares of the Company's common stock. The warrants have an exercise price of $1.00 per share and expire in August 2006. The Company recorded a charge of $22,813 related to the warrants issued to the third-party supplier in the consolidated statement of losses for the year ended March 31, 2003 (see Note G).

During the year ended March 31, 2004, the Company issued an aggregate of 150,502 shares of the Company's common stock to Company's officers in exchange for services provided to the Company. The Company valued the shares issued at $301,004, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs charged to income during the year ended March 31, 2004 were $301,004. Additionally, the Company issued an aggregate of 12,000 shares of its common stock to sophisticated investors in exchange for $12,000, net of costs and fees, in connection with the Company's private placement.

NOTE G - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2004.

                     Options Outstanding                                  Options Exercisable
                     -------------------                                  -------------------
                                         Weighted Average
                                             Remaining
                                         Contractual Life
                            Number            (Years)          Number Exercisable      Weighted Average
   Exercise prices:       Outstanding         -------          ------------------       Exercise Price
   ----------------       -----------                                                   --------------
              $1.00        2,782,008             5.73               2,782,008                 $1.00
              =====        =========             ====               ==========                =====

Transactions involving the Company's options issuances are summarized as follows:

                                      Number of  Weighted Average
                                        Shares    Exercise Price
                                        ------    --------------

   Outstanding at March 31, 2002      2,782,008      $1.00
                                      =========      =====
   Granted                                   --         --
   Exercised                                 --         --
   Cancelled or Expired                      --         --
                                      ---------      -----
   Outstanding at March 31, 2003      2,782,008      $1.00
                                      =========      =====
   Granted                                   --         --
   Exercised                                 --         --
   Cancelled or Expired                      --         --
                                      ---------      -----

   Outstanding at March 31, 2004      2,782,008      $1.00
                                      =========      =====

The Company did not grant any stock options to shareholders or employee during the year ended March 31, 2004 and 2003. All stock options were vested in prior years at the time of issuance and thus none was charged to operations for the years ended March 31, 2004 and 2003. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(3,067,664) and $(0.15) for the year ended March 31, 2004 and $(1,431,508) and $(0.07) for the year ended March 31, 2003.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2004.

                     Warrants Outstanding                                 Warrants Exercisable
                     -------------------                                  -------------------
                                         Weighted Average
                                             Remaining
                                         Contractual Life
                            Number            (Years)          Number Exercisable      Weighted Average
   Exercise prices:       Outstanding         -------          ------------------       Exercise Price
   ----------------       -----------                                                   --------------
              $1.00        1,210,902             2.52               1,210,902                 $1.00
              =====        =========             ====               ==========                =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                      Number of  Weighted Average
                                        Shares    Exercise Price
                                        ------    --------------

   Outstanding at March 31, 2002      1,064,700       $1.00
                                      =========       =====
   Granted                              690,602        1.00
   Exercised                                 --          --
   Cancelled or Expired                      --          --
                                     ----------       -----
   Outstanding at March 31, 2003      1,755,302       $1.00
                                     ==========       =====
   Granted                              327,200        1.00
   Exercised                                 --          --
   Cancelled or Expired                (871,600)       1.00
                                     ----------       -----
   Outstanding at March 31, 2004      1,210,902       $1.00
                                     ==========       =====

The Company did not grant any compensatory warrants to shareholders, consultants or employees during the year ended March 31, 2004. All warrants granted during the year ended March 31, 2004 were in connection with the acquisition of JST (Note B). Additionally, all warrants are fully vested at the time of issuance. The estimated value of the warrants granted to shareholders and employees during the year ended March 31, 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 4 years, a risk free interest rate of 1.74%, a dividend yield of 0% and volatility of 0%. The amount of the expense charged to operations in connection with granting the warrants was $22,813 during the year ended March 31, 2003 (Note F).

NOTE H - IMPAIRMENT CHARGE

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

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

At March 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,000,000, expiring the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2004 are as follows:

                Non current:
                Net operating loss carryforward                   $ 5,530,000
                Valuation allowance                                (5,530,000)
                                                                  -----------
                Net deferred tax asset                            $        --
                                                                  ===========

NOTE J - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                   2004               2003
                                                   ----               ----
Net loss available for common shareholders     $(3,067,664)       $(1,431,508)
                                               ===========        ===========
Basic and fully diluted loss per share         $     (0.15)       $   (0.07)
                                               ===========        ===========
Weighted average common shares outstanding      20,318,519         19,287,786
                                               ===========        ===========

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space in Ellicott City, Maryland on a month to month basis until December 2003. The Company entered into a five-year lease agreement to lease office and distribution space for its corporate offices in Columbia, Maryland, commencing January 2004. Commitments for minimum rentals under non-cancelable leases at March 31, 2004 are as follows:

                          2004                  $ 61,362
                          2005                    86,229
                          2006                    90,651
                          2007                    95,073
                          2008                    99,495
                                               ---------
                                               $ 432,810

The Company also leases an office in Irvine, California on a month to month basis. Total rental expenses charged to operations for the years ended March 31, 2004 and 2003 are $32,024 and $40,298, respectively.

The Company leases two automobiles for two corporate officers. Minimum monthly lease payments on the vehicles are $421 and $599 with expiration dates of July 1, 2004 and January 2, 2003, respectively. Auto expense included as a charge to income amounted to $2,809 and $9,635 for the years ended March 31, 2004 and 2003, respectively.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Sales Agreement
---------------

On June 14, 2000, the Company signed a sales agreement with Japan Radio Company, Ltd. ("JRC") to provide the Model No. 4000C chip with the Company's Lincompex software over a period of 13 years. JRC ordered the initial 2000 chips and pre-paid $200,000 to the Company for these chips. As of March 31, 2004 and 2003, the chips have not been delivered to JRC and thus, revenue has been deferred.

License Agreement
-----------------

The Company entered into a Strategic Relationship and License Agreement with The Johns Hopkins University acting through its Applied Physics Laboratory ("JHU/APL") on September 21, 2001. The Company desires to commercially develop, manufacture, use and distribute products and processes embodying the JHU/APL Intellectual Property throughout the world. The Company is required to make a $2,000 annual payment to JHU/APL. In addition, the Company is required to pay JHU/APL a cumulative royalty for each licensed product sold or leased at fifty percent of all sublicense revenues received by the Company. As of March 31, 2004 and 2003, the Company has not received any sublicense revenues.

Employment Agreements
---------------------

The Company has employment agreements with four individuals. These agreements provide for annual base compensation of approximately $860,000 per annum. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The agreements provide for additional incentives in the form of bonuses for performance and also provide for the issuance of equity compensation.

Pursuant to the employment agreement the Company entered into with its Executive Vice-President ("Employee") in December 2003, Employee shall be eligible to receive warrants to purchase 336,400 shares of the Company's common stock. The warrants shall be issued and become fully vested upon the Company closing its first contract following the date of the employment agreement that results from Employee's efforts. Each warrant will entitle Employee to purchase one share of the Company's common stock at a price of $1.00 per share and the warrants expire 4 years from the vesting date. As of March 31, 2004, the warrants have not been granted to Employee.

Litigation
----------

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE L - MAJOR CUSTOMERS

The Company did not generate revenues during the year ended March 31, 2004. Revenue from one (1) major customer approximated $32,423 or 76% of sales for the year ended March 31, 2003.

NOTE M - RELATED PARTY TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the shareholders is $93,521 and $86,321, respectively. Interest is computed at ten percent per annum. Accrued and unpaid interest due to the shareholders is $36,769 and $27,837 as of March 31, 2004 and 2003, respectively (see Note E).

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE M - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the Company's CEO is $66,826 and $43,326, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist (see Note E).

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2004 and 2003, the amount due to the Company's board member and shareholder is $180,691. Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $87,149 and $69,080 as of March 31, 2004 and 2003, respectively. No formal repayment terms or arrangements exist (see Note
E).

During the year ended March 31, 2004, one of the Company's officers advanced funds to the Company for working capital purpose, and the amounts owed the officer is $664 at March 31, 2004. No formal repayment terms or arrangements exist.

NOTE N - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $3,067,664 and $1,431,508 for the year ended March 31, 2004 and 2003, respectively, and has an accumulated deficit of $16,059,997 as of March 31, 2004. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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