Form 10QSB
period 2004-06-30
LINK PLUS CORP
filed 2004-09-02
CIK 1062312

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2004

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
	For the transition period from ________ to ___________

                   Commission file number: 000-50077
                                           ---------

                           LINK PLUS CORPORATION
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                Delaware                     52-1018174
  -------------------------------     ---------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)


                    6996 Columbia Gateway Drive; Suite 104
                              Columbia, MD 21046
                   ----------------------------------------
                   (Address of principal executive offices)

                               (410) 953-7177
                          ---------------------------
                          (Issuer's telephone number)

                                Not applicable
          -------------------------------------------------------
         (Former name, former address and former fiscal year, if
                          changed since last report)


  The issuer had 20,377,033 shares of its common stock outstanding as of
                             August 31, 2004

                           LINK PLUS CORPORATION
                           INDEX TO FORM 10-QSB

                For the Quarterly Period Ended June 30, 2004


                        PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
        June 30, 2004 and March 31, 2004

        Condensed Consolidated Statements of Losses:
        For the three months ended June 30, 2004 and 2003

	Condensed Consolidated Statements of Cash Flows:
        For the three months ended June 30, 2004 and 2003

	Notes to Unaudited Condensed Consolidated Financial Information
        June 30, 2004

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

                           LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           June 30, 2004    March 31, 2004
                                                           -------------    --------------

ASSETS
Current assets:
Cash and cash equivalents                                  $         843    $           43
Prepaid expenses                                                       -             6,819
                                                           -------------    --------------
Total current assets                                                 843             6,862

Property and equipment, net of accumulated
depreciation of $489,502 and $489,225 at
June 30, 2004 and March 31, 2004, respectively                     1,307             1,584

Other assets:
Deposits                                                           6,819             6,819
                                                           -------------    --------------

Total assets                                               $       8,969    $       15,265
                                                           =============    ==============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds                $       3,091    $          205
Accounts payable and accrued liabilities                       3,447,160         3,325,850
Deferred revenue                                                 200,000           200,000
Advances from officers                                               664               664
Other advances                                                    61,400            61,400
Notes payable, current portion (Note C)                          356,712           391,538
                                                           -------------    --------------
Total current liabilities                                      4,069,027         3,979,657


Commitments and contingencies                                          -                 -


Deficiency in stockholders' equity:
Common stock, par value $.005 per share; 50,000,000
shares authorized; 20,377,033 shares issued and
outstanding at June 30, 2004 and March 31, 2004
(Note D)                                                         101,885           101,784
Additional paid-in capital                                    11,061,209        11,057,257
Common stock subscription payable (Note B and D)               1,214,064           936,564
Accumulated deficit                                          (16,437,216)      (16,059,997)
                                                           -------------    --------------
                                                              (4,060,058)       (3,964,392)



Total liabilities and deficiency in stockholders' equity   $       8,969    $       15,265
                                                           =============    ==============


         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES


                                                          For The Three Months Ended June 30,
                                                                2004             2003
                                                           -------------    --------------

Revenues, net                                              $      35,140    $            -
Cost of sales                                                      3,932                 -
                                                           -------------    --------------
Gross profit                                                      31,208                 -

Operating expenses:
Selling, general and administrative                              393,328           173,950
Depreciation                                                         277                 -
                                                           -------------    --------------
Total operating expenses                                         393,605           173,950

(Loss) from operations                                          (362,397)         (173,950)

Other income (expense):
Other expense (Note D)                                            (4,052)                -
Interest expense, net                                            (10,770)          (15,336)
                                                           -------------    --------------
Total other (expense)                                            (14,822)          (15,336)

Net loss before income taxes                                    (377,219)         (189,286)

Income (taxes) benefit                                                 -                 -
                                                           -------------    --------------

Net (loss)                                                 $    (377,219)   $     (189,286)
                                                           =============    ==============

Loss Per Common Share (Basic and Assuming Dilution)        $       (0.02)   $        (0.01)
                                                           =============    ==============

Weighted Average Shares Outstanding (Basic and Diluted)       20,361,670        20,235,501
                                                           =============    ==============



       See accompanying notes to the unaudited condensed consolidated financial information

                            LINK PLUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For The Three Months Ended June 30,
                                                               2004              2003
                                                           -------------    --------------

Cash flows from operating activities:
Net loss                                                   $    (377,219)   $     (189,286)
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
Depreciation                                                         277                 -
Common stock issued in exchange for services and
   compensation                                                        -           152,502
Common stock issued in exchange for other expense
   (Note D)                                                        4,052                 -
Changes in assets and liabilities:
Deposits and other assets,                                         6,819                 -
Cash disbursed in excess of available funds                        2,886                 -
Accounts payable and accrued liabilities                         304,485            25,284
                                                           -------------    --------------
Net cash (used in) operating activities                          (58,700)          (11,500)

Cash flows from financing activities:
Proceeds from sale of common stock and common stock
  subscription, net of costs and fees                             27,500                 -
Proceeds from notes payable, net of repayments                    32,000            11,500
                                                           -------------    --------------
Net cash provided by financing activities                         59,500            11,500

Net increase (decrease) in cash and cash equivalents                 800                 -
Cash and cash equivalents at beginning of period                      43                 -
                                                           -------------    --------------
Cash and cash equivalents at end of period                 $         843    $            -
                                                           =============    ==============
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                     $           -                 -
Cash paid for income taxes                                             -                 -
Common stock issued in exchange for services and
  accrued compensation                                                 -           152,502
Common stock issued in exchange for other expense (Note D)         4,052                 -
Common stock subscription in exchange for notes payable
  and accrued interest (Note C)                                  250,000                 -



          See accompanying notes to the unaudited condensed consolidated financial information

                           LINK PLUS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2004
                               (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
--------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                           LINK PLUS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2004
                                (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                         For the three months ended June 30,
                                                                  2004             2003
                                                              -----------  --------------
Net loss - as reported                                        $ (377,219)  $    (189,286)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                       -               -
                                                              ----------   -------------
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                      -               -
                                                              ----------   -------------
Net loss - Pro Forma                                          $ (377,219)  $    (189,286)
                                                              ==========   =============

Net loss attributable to common stockholders - Pro forma      $ (377,219)  $    (189,286)
                                                              ==========   =============

Basic (and assuming dilution) loss per share - as reported    $    (0.02)  $       (0.01)
                                                              ==========   =============

Basic (and assuming dilution) loss per share - Pro forma      $    (0.02)  $       (0.01)
                                                              ==========   =============

NOTE B - BUISNESS COMBINATION

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

In connection with the Agreement, JST transferred to the Company all of its assets and liabilities in exchange for a total of 3,672,800 shares of the Company's restricted common stock and 327,200 warrants with an exercise price of $1.00 per share that expire 4 years from the date of the acquisition (Note
E). As of June 30, 2004, the restricted common shares have not been issued, and accordingly were recorded as stock subscription payable. The shares to be issued in connection with the Agreement were valued based on the fair market value at the date of acquisition. The Company has charged to operations the acquisition costs of $2,142,475 during the year ended March 31, 2004.

The following summarizes the acquisition of JST:

3,672,800 shares of common stock to be issued     $    (936,564)
Assets acquired                                              43
Liabilities assumed                                  (1,205,954)
                                                  -------------
Acquisition costs                                 $   2,142,475
                                                  =============

                           LINK PLUS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2004
                               (UNAUDITED)

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2004 and March 31, 2004 are as follows:

                                                          June 30, 2004   March 31, 2004
                                                          -------------   --------------
Series of advances unsecured and payable on demand
  to Company's officer, accrues interest at 10% per
  annum. On June 30, 2004, the noteholder agreed to
  convert the note to Company's common stock              $           -   $       66,826
Series of advances unsecured and payable on demand
  to Company board member and shareholder, accrues
  interest at 10% per annum                                     180,691          180,691
Series of advances unsecured and payable on demand
  to Company shareholder, accrues interest at
  10% per annum                                                  36,321           36,321
Unsecured note payable on demand to Company
  shareholder, accrues interest at 10% per annum                 10,000           10,000
Unsecured note payable on demand to Company
  shareholder, accrues interest at 10% per annum                 10,000           10,000
Unsecured note payable on demand to Company
  shareholder, accrues interest at 10% per annum                 30,000           30,000
Unsecured note payable on demand, accrues interest
  at 10% per annum                                                2,000            2,000
Unsecured note payable on demand, non-interest bearing            7,000            7,000
Unsecured note payable on demand, accrues interest at
  10% per annum                                                   1,500            1,500
Unsecured note payable on demand, accrues interest at
  10% per annum                                                  10,000           10,000
Unsecured note payable on demand to Company
  shareholder, accrues interest at 10% per annum                  7,200            7,200
Unsecured note payable accrues interest at 12% per
  annum, maturity date is November 12, 2004                      30,000           30,000
Unsecured note payable accrues interest at 12% per
  annum, maturity date is December 31, 2004                      25,000                -
Unsecured note payable on demand, non-interest bearing            7,000                -
                                                          -------------   --------------
Total                                                     $     356,712   $      391,538
Less: current portion                                          (356,712)        (391,538)
                                                          -------------   --------------
                                                          $           -   $            -
                                                          =============   ==============


During the period ended June 30, 2004, one of the Company's officers agreed to convert notes payable of remaining principal amount of $66,826 and unpaid accrued interest of $183,174 into 1,000,000 shares of the Company's restricted common stock. The Company's officer shall also receive 1,000,000 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note E). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into. Accordingly, no intrinsic value or imbedded beneficial conversion feature was recorded in connection with the conversion of debt. As of June 30, 2004, the 1,000,000 shares of common stock have not been issued and the Company accounted $250,000 as common stock subscription at June 30, 2004.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of June 30, 2004 and March 31, 2004, the Company has issued and outstanding 20,377,033 and 20,356,771 shares of common stock, respectively.

                       LINK PLUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2004
                            (UNAUDITED)

NOTE D - CAPITAL STOCK (Continued)

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the period ended June 30, 2004, the Company received proceeds of $27,500, net of costs and fees, from two investors for an aggregate of 55,000 shares of common stock subscribed at $0.50 per share. As of June 30, 2004, the common shares have not been issued, and accordingly were accounted as stock subscription payable. Additionally, the Company accounted $250,000 of stock subscription payable in connection with common shares to be issued to its officer in exchange for $66,826 of notes payable and $183,174 of unpaid accrued interest (Note C). The Company also issued an aggregate of 20,262 shares of common stock to settle claims from 5 individuals that purchased the Company's common stock from the Company's former officer. The shares issued were valued based on the fair market value of the Company's common stock at the time of issuance. The Company did not receive proceeds from those individuals and has accounted the $4,052 of common shares issued as other expense during the period ended June 30, 2004.

                NOTE E - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2004.

                        Options Outstanding                                      Options Exercisable
                        -------------------                                      -------------------
                                    Weighted Average
                    Number       Remaining Contractual   Weighted Average      Number      Weighted Average
Exercise Prices   Outstanding         Life (Years)        Exercise Price     Exercisable    Exercise Price
---------------   -----------    ---------------------   ----------------    -----------   ----------------

   $  1.00         2,782,008              5.48                $  1.00         2,782,008         $  1.00

Transactions involving the Company's options issuances are summarized as follows:

                                                                       Weighted Average
                                                Number of Shares        Exercise Price
                                                ----------------       ----------------
Outstanding at March 31, 2002                          2,782,008            $    1.00
                                                       =========            =========
Granted                                                        -                    -
Exercised                                                      -                    -
Cancelled or Expired                                           -                    -
                                                       ---------            ---------
Outstanding at March 31, 2003                          2,782,008            $    1.00
                                                       =========            =========
Granted                                                        -                    -
Exercised                                                      -                    -
Cancelled or Expired                                           -                    -
                                                       ---------            ---------
Outstanding at March 31, 2004                          2,782,008            $    1.00
                                                       =========            =========
Granted                                                        -                    -
Exercised                                                      -                    -
Cancelled or Expired                                           -                    -
                                                       ---------            ---------
Outstanding at June 30, 2004                           2,782,008            $    1.00
                                                       =========            =========

The Company did not grant any stock options to shareholders or employees during the period ended June 30, 2004 and 2003. All stock options were vested in prior years at the time of issuance and accordingly none was charged to operations for the period ended June 30, 2004 and 2003.

                        LINK PLUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004
                             (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2004.

                        Warrants Outstanding                                     Warrants Exercisable
                        --------------------                                     --------------------
                                    Weighted Average
                    Number       Remaining Contractual   Weighted Average      Number      Weighted Average
Exercise Prices   Outstanding         Life (Years)        Exercise Price     Exercisable    Exercise Price
---------------   -----------    ---------------------   ----------------    -----------   ----------------
   $  1.00         1,096,302               2.27               $  1.00         1,096,302         $  1.00
   $  0.50         1,335,000               3.98               $  0.50         1,085,000            0.50
                   ---------               ----               -------         ---------         -------
                   2,431,302               3.32               $  0.73         2,181,302         $  0.75
                   =========               ====               =======         =========         =======


Transactions involving the Company's warrant issuances are summarized as follows:

                                                                       Weighted Average
                                                Number of Shares        Exercise Price
                                                ----------------       ----------------
Outstanding at March 31, 2002                          1,064,700            $    1.00
                                                       =========            =========
Granted                                                  690,602                 1.00
Exercised                                                      -                    -
Cancelled or Expired                                           -                    -
                                                       ---------            ---------
Outstanding at March 31, 2003                          1,755,302            $    1.00
                                                       =========            =========
Granted                                                  327,200                 1.00
Exercised                                                      -                    -
Cancelled or Expired                                    (871,600)                1.00
                                                       ---------            ---------
Outstanding at March 31, 2004                          1,210,902            $    1.00
                                                       =========            =========
Granted                                                1,335,000                 0.50
Exercised                                                      -                    -
Cancelled or Expired                                    (114,600)                1.00
                                                       ---------            ---------
Outstanding at June 30, 2004                           2,431,302            $    0.73
                                                       =========            =========

The Company granted an aggregate of 250,000 warrants to an employee in exchange for services during the period ended June 30, 2004. The warrants will become vested 6 months and 12 months from the date of issuance, none were vested during the period ended June 30, 2004. The Company did not grant any other compensatory warrants to shareholders, consultants or employees during the period ended June 30, 2004 and 2003. All warrants granted in prior years were fully vested at the time of issuance. Accordingly, none was charged to operations during the period ended June 30, 2004 and 2003.

If the Company recognized compensation cost for stock options and warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(377,219) and $(0.02) for the period ended June 30, 2004 and $(189,286) and $(0.01) for the period ended June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements
--------------------------

This report may contain "forward-looking statements," which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of
Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

REVENUES

QUARTER ENDED JUNE 30, 2004 AND 2003

The Company's total revenues were $35,140 for the quarter ended June 30, 2004 compared to $0 for the same period ended June 30, 2003. The revenues were generated from sale of chips and modules and related services fees.

COSTS AND EXPENSES

QUARTER ENDED JUNE 30, 2004 AND 2003

The Company's selling, general and administrative expenses for the year ended June 30, 2004 was $393,328 compared to $173,950 for the same period ended June 30, 2003, an increase of $219,378. This increase was due primarily an increase in salaries of approximately $98,000, legal, professional and accounting fees of approximately $88,000, rent expense of approximately $23,000 and utilities expense of approximately $11,000.

Research and development costs were $0 for the year ended June 30, 2004 and 2003.

Interest expense was $10,770 for the quarter ended June 30, 2004 compared to $15,336 for the same period ended June 30, 2003, resulting in a decline of $4,566. The decline was due to repayments of notes payable and conversion of notes payable to common stock in the quarter.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to employees and non-employees in exchange for services. The Company's management enters into equity compensation agreements with employees and non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to issue equity securities to compensate employees and non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $377,219 and $189,286 for the quarters ended June 30, 2004 and 2003, respectively, and has an accumulated deficit of $16,437,216 as of June

30, 2004. In addition, the Company's current liabilities exceeded its current assets by $4,068,184 as of June 30, 2004. As a result of our operating losses in the quarter ended June 30, 2004, we generated a cash flow deficit of $58,700 from operating activities. Cash flows used in investing activities was $0 during this period. We met our cash requirements during this quarter primarily through issuance of notes payable in the amount of $32,000 and proceeds from common stock subscription of $27,500.

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


ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of
1934) as of June 30, 2004, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                      PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 2004, the Company issued an aggregate of 20,262 shares of common stock to 5 individuals that purchased the Company's common stock from the Company's former officer. These issuances are considered exempt from registration under Section 4(2) of the Securities Act of 1933.


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

-------------

* Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

Reports on Form 8-K
-------------------

No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LINK PLUS CORPORATION


Dated:  September 1, 2004                    By: /s/ Robert L. Jones, Jr.
                                                -----------------------------
                                                 Robert L. Jones, Jr.,
                                                 Chairman and CEO




Dated:  September 1, 2004                    By: /s/ Patricia E. Jones
                                                -----------------------------
                                                Patricia E. Jones,
                                                Secretary/Treasurer
                                                (Principal Financial Officer)