Form 10QSB
period 2004-09-30
LINK PLUS CORP
filed 2004-11-19
CIK 1062312

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT For the transition period from ________ to ___________

               Commission file number: 000-50077

                     LINK PLUS CORPORATION
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                           52-1018174
 ------------------------------   -------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

          6996 Columbia Gateway Drive; Suite 104
                  Columbia, MD 21046
         --------------------------------------
        (Address of principal executive offices)

                      (410) 953-7177
                -------------------------
               (Issuer's telephone number)

                        Not applicable
 --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



The issuer had 25,393,833 shares of its common stock outstanding as of November 16, 2004.

                    LINK PLUS CORPORATION
                    INDEX TO FORM 10-QSB

For the Quarterly Period Ended September 30, 2004


                PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
          September 30, 2004 and March 31, 2004

	Condensed Consolidated Statements of Losses:
          For the three and six months ended September 30, 2004 and 2003

	Condensed Consolidated Statements of Cash Flows:
          For the six months ended September 30, 2004 and 2003

	Notes to Unaudited Condensed Consolidated Financial Information
          September 30, 2004

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

                  PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

                         SIGNATURES

                    LINK PLUS CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            (Unaudited)
                                                         September 30, 2004  March 31, 2004
                                                         ------------------  --------------

ASSETS
Current assets:
Cash and cash equivalents                                  $           43    $           43
Accounts receivable, net of allowance for doubtful
 account of $0 at September 30, 2004 and March 31, 2004.           32,500                 -
Prepaid expenses                                                        -             6,819
                                                           --------------    --------------
Total current assets                                               32,543             6,862

Property and equipment, net of accumulated depreciation
 of $489,778 and $489,225 at September 30, 2004 and
 March 31, 2004, respectively                                       2,669             1,584

Other assets:
Deposits                                                            6,819             6,819
                                                           --------------    --------------
Total other assets                                                  6,819             6,819

Total assets                                               $       42,031    $       15,265
                                                           ==============    ==============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds                $        2,234    $          205
Accounts payable and accrued liabilities                        3,672,941         3,325,850
Deferred revenue                                                  200,000           200,000
Advances from officers                                              5,218               664
Other advances                                                     61,400            61,400
Notes payable (Note C)                                            349,712           391,538
                                                           --------------    --------------
Total current liabilities                                       4,291,505         3,979,657

Commitments and contingencies                                           -                 -

(Deficiency in) stockholders' equity:
Common stock, par value $.005 per share; 50,000,000
 shares authorized; 25,393,833 and 20,356,771 shares
 issued and outstanding at September 30, 2004 and
March 31, 2004, respectively (Note D)                             126,969           101,784
Additional paid-in capital                                     12,318,688        11,057,257
Common stock subscription payable (Note D)                         15,000           936,564
Accumulated deficit                                           (16,710,131)      (16,059,997)
                                                           --------------    --------------
Total (deficiency in) stockholders' equity                     (4,249,474)       (3,964,392)
Total liabilities and deficiency in stockholders' equity   $       42,031    $       15,265
                                                           ==============    ==============


See accompanying notes to the unaudited condensed consolidated financial information

                 LINK PLUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                    (UNAUDITED)


                                            For The Three Months Ended September 30,     For The Six Months Ended September 30,
                                                       2004           2003                      2004             2003
                                                       ----           ----                      ----             ----


Revenues, net                                    $     83,578     $          -            $    118,718      $          -
Cost of sales                                           4,938                -                   8,870                 -
                                                 ------------     ------------            ------------      ------------
Gross profit                                           78,640                -                 109,848                 -

Operating expenses:
Selling, general and administrative                   341,096          136,085                 734,424           310,034
Depreciation                                              276              553                     553               553
                                                 ------------     ------------            ------------      ------------
Total operating expenses                              341,372          136,638                 734,977           310,587

(Loss) from operations                               (262,732)        (136,638)               (625,129)         (310,587)

Other expense:
Other income (expense)                                      -                -                  (4,052)                -
Interest expense, net                                 (10,183)          (8,055)                (20,953)          (23,391)
                                                 ------------     ------------            ------------      ------------
Total other expense                                   (10,183)          (8,055)                (25,005)          (23,391)

Net loss before provision for income taxes           (272,915)        (144,693)               (650,134)         (333,978)

Provision for income taxes                                  -                -                       -                 -
                                                 ------------     ------------            ------------      ------------

Net loss                                         $   (272,915)    $   (144,693)           $   (650,134)     $   (333,978)
                                                 ============     ============            ============      ============
Loss Per Common Share
(Basic and Assuming Dilution)                    $      (0.01)    $      (0.01)           $      (0.03)     $      (0.02)
                                                 ============     ============            ============      ============
Weighted Average Shares Outstanding
(Basic and Diluted)                                20,972,506       20,258,928              21,576,703        20,235,501
                                                 ============     ============            ============      ============


See accompanying notes to the unaudited condensed consolidated financial information

                   LINK PLUS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)


                                                      For The Six Months Ended September 30,
                                                             2004              2003
                                                             ----              ----

Cash flows from operating activities:
Net loss                                                $   (650,134)     $   (333,978)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation                                                     553               553
Common stock issued in exchange for services and
compensation                                                  12,500           152,502
Common stock issued in exchange for other expense                                4,052
Changes in assets and liabilities:
Accounst receivable                                          (32,500)                -
Deposits and other assets                                      6,819
Cash disbursed in excess of available funds                    2,029
Accounts payable and accrued expenses                        530,265           177,795
                                                        ------------      ------------
Net cash (used in) operating activities                     (126,416)           (3,128)

Cash flows from investing activities:
Capital expenditures                                          (1,638)                -
                                                        ------------      ------------
Net cash (used in) investing activities                       (1,638)                -

Cash flows from financing activities:
Proceeds from issuance of common stock and common
stock subscription                                            98,500            12,000
Proceeds from notes payable, net of repayments                25,000            (8,500)
Proceeds from officer advances, net of repayments              4,554                 -
                                                        ------------      ------------
Net cash provided by financing activities                    128,054             3,500

Net increase (decrease) in cash and cash equivalents                                 -                            372
Cash and cash equivalents at beginning of period                  43                 -
                                                        ------------      ------------
Cash and cash equivalents at end of period              $         43      $        372
                                                        ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                  $          -      $          -
Cash paid for income taxes                              $          -      $          -
Common stock issued in exchange for services and
compensation                                            $     12,500      $    152,502
Common stock issued in exchange for accrued interest    $    183,174      $          -
Common stock issued in exchange for notes payable       $     66,826      $          -




See accompanying notes to the unaudited condensed consolidated financial information

                    LINK PLUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004
                       (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

                   LINK PLUS CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004
                        (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                        For the three months ended       For the six months ended
                                        --------------------------       ------------------------
                                               September 30,                    September 30
                                               -------------                   -------------
                                          2004             2003             2004             2003
                                          ----             ----             ----             ----

Net loss - as reported             $    (272,915)   $    (144,693)   $    (650,134)   $    (333,978)
Add: Total stock based employee
compensation expense as reported
under intrinsic value method
(APB. No. 25)                                  -                -                -                -
Deduct: Total stock based
employee compensation expense
as reported under fair value
based method (SFAS No. 123)                    -                -                -                -
                                   -------------    -------------    -------------    -------------

Net loss - Pro Forma               $    (272,915)   $    (144,693)   $    (650,134)   $    (333,978)
Net loss attributable to common    =============    =============    =============    =============

stockholders - Pro forma           $    (272,915)   $    (144,693)   $    (650,134)   $    (333,978)
Basic (and assuming dilution)      =============    =============    =============    =============

loss per share - as reported       $       (0.01)   $       (0.01)   $       (0.03)   $       (0.02)
                                   =============    =============    =============    =============
Basic (and assuming dilution)
loss per share - Pro forma         $       (0.01)   $       (0.01)   $       (0.03)   $       (0.02)
                                   =============    =============    =============    =============



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

In connection with the Agreement, JST transferred to the Company all of its assets and liabilities in exchange for a total of 3,672,800 shares of the Company's restricted common stock and 327,200 warrants with an exercise price of $1.00 per share that expire 4 years from the date of the acquisition (Note
E).  The restricted common shares were issued in September 2004 (Note D).
The common shares issued in connection with the Agreement were valued based on the fair market value at the date of acquisition. The Company has charged to operations the acquisition costs of $2,142,475 during the year ended March 31, 2004.

                  LINK PLUS CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004
                       (UNAUDITED)

NOTE B - BUSINESS COMBINATION (Continued)

The following summarizes the acquisition of JST:

3,672,800 shares of  common  stock 	$    (936,564)
Assets acquired                                    43
Liabilities assumed                        (1,205,954)
                                        -------------
Acquisition costs                       $   2,142,475
                                        =============

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2004 and March 31, 2004 are as follows:


                                            September 30, 2004  March 31, 2004
                                            ------------------  --------------

Series of advances unsecured and payable
on demand to Company's officer, accrues
interest at 10% per annum. In June 2004,
the noteholder agreed to convert the note
to Company's common stock                        $        -      $   66,826
Series of advances unsecured and payable
on demand to Company board member and
shareholder, accrues interest at 10%
per annum                                           180,691         180,691
Series of advances unsecured and payable
on demand to Company shareholder, accrues
interest at 10% per annum                            36,321          36,321
Unsecured note payable on demand to Company
shareholder, accrues interest at 10% per annum       10,000          10,000
Unsecured note payable on demand to Company
shareholder, accrues interest at 10% per annum       10,000          10,000
Unsecured note payable on demand to Company
shareholder, accrues interest at 10% per annum       30,000          30,000
Unsecured note payable on demand, accrues
interest at 10% per annum                             2,000           2,000
Unsecured note payable on demand, non-interest
bearing                                               7,000           7,000
Unsecured note payable on demand, accrues
interest at 10% per annum                             1,500           1,500
Unsecured note payable on demand, accrues
interest at 10% per annum                            10,000          10,000
Unsecured note payable on demand to Company
shareholder, accrues interest at 10% per annum        7,200           7,200
Unsecured note payable accrues interest at 12%
per annum, maturity date is November 12, 2004        30,000          30,000
Unsecured note payable accrues interest at 12%
per annum, maturity date is December 31, 2004        25,000               -
                                                 ----------      ----------
Total                                            $  349,712      $  391,538
Less: current portion                              (349,712)       (391,538)
                                                 ----------      ----------
                                                 $        -      $        -
                                                 ==========      ==========


During the period ended September 30, 2004, one of the Company's officers agreed to convert notes payable of remaining principal amount of $66,826 and unpaid accrued interest of $183,174 into 1,000,000 shares of the Company's restricted common stock (Note D). The Company's officer also received 1,000,000 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note E). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into. Accordingly, no intrinsic value or imbedded beneficial conversion feature was recorded in connection with the conversion of debt.

                  LINK PLUS CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2004
                      (UNAUDITED)

NOTE D - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of September 30, 2004 and March 31, 2004, the Company has issued and outstanding 25,393,833 and 20,356,771 shares of common stock, respectively.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the period ended September 30, 2004, the Company received proceeds of $15,000, net of costs and fees, from two investors for an aggregate of 65,000 shares of common stock subscribed at $0.2 and $0.25 per share. As of September 30, 2004, the common shares have not been issued, and accordingly were accounted as stock subscription payable. The Company issued 1,000,000 shares of its common stock to its officer in exchange for $66,826 of notes payable and $183,174 of unpaid accrued interest (Note C). The Company also issued an aggregate of 20,262 shares of common stock to settle claims from 5 individuals that purchased the Company's common stock from the Company's former officer. The shares issued were valued based on the fair market value of the Company's common stock at the time of issuance. The Company did not receive proceeds from those individuals and has accounted the $4,052 of common shares issued as other expense during the period ended September 30, 2004. The Company issued an aggregate of 3,672,800 shares of its restricted common stock, valued at $936,564, in connection with the acquisition of JST Technologies in December 2003 (Note B). The Company issued an aggregate of 294,000 shares of common stock to investors in exchange for $83,500 of proceeds, net of costs and fees. Additionally, the Company issued an aggregate of 50,000 shares to an officer in exchange for $12,500 of services rendered, which approximated the fair value of the shares issued during the period services were rendered. Compensation costs of $12,500 were charged to operations during the period ended September 30, 2004.

NOTE E - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2004.



                   Options Outstanding                              Options Exercisable
                   -------------------                              -------------------
                             Weighted Average      Weighted                    Weighted
                  Number    Remaining Contractual   Average         Number      Average
Exercise Prices Outstanding   Life (Years)        Exercise Price  Exercisable  Exercise Price
--------------- -----------   ------------        --------------  -----------  --------------
                                                                               <C.

       $  1.00    2,782,008        5.21                $ 1.00      2,782,008        $ 1.00
       =======    =========        ====                ======      =========        ======


                   LINK PLUS CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004
                       (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Options (Continued)
------------------

Transactions involving the Company's options issuances are summarized as follows:




                                    Number of      Weighted Average
                                      Shares            Exercise
                                      ------            --------

Price
Outstanding at March 31, 2002         2,782,008     $         1.00
                                      =========     ==============
Granted                                       -                  -
Exercised                                     -                  -
Cancelled or Expired                          -                  -
                                      ---------     --------------
Outstanding at March 31, 2003         2,782,008     $         1.00
                                      =========     ==============
Granted                                       -                  -
Exercised                                     -                  -
Cancelled or Expired                          -                  -
                                      ---------     --------------
Outstanding at March 31, 2004         2,782,008     $         1.00
                                      =========     ==============
Granted                                       -                  -
Exercised                                     -                  -
Cancelled or Expired                          -                  -
                                      ---------     --------------
Outstanding at September 30, 2004     2,782,008     $         1.00
                                      =========     ==============



The Company did not grant any stock options to shareholders or employees during the period ended September 30, 2004 and 2003. All stock options were vested in prior years at the time of issuance and accordingly none was charged to operations for the period ended September 30, 2004 and 2003.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2004.



                 Warrants Outstanding                 Warrants Exercisable
                 --------------------                 --------------------
                       Weighted Average       Weighed                   Weighted
            Number        Remaining      Average Exercise    Number     Average
Exercise  Outstanding  Contractual Life        Price       Exercisable  Exercise
--------  -----------  ----------------        -----       -----------  --------
 Prices                     Years                                        Price
 ------                     -----                                        -----


$  1.00    1,082,802           2.29          $    1.00     1,082,802    $  1.00
$  0.50    1,569,000           3.76          $    0.50     1,319,000       0.50
           ---------           ----          ---------     ---------    -------
           2,651,802           3.16          $    0.70     2,401,802    $  0.73
           =========           ====          =========     =========    =======


                LINK PLUS CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2004
                   (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)
-------------------

Transactions involving the Company's warrant issuances are summarized as follows:



                                     Number of       Weighted Average
                                      Shares          Exercise Price
                                      ------          --------------

Outstanding at March 31, 2002        1,064,700        $        1.00
                                     =========        =============
Granted                                690,602                 1.00
Exercised                                    -                    -
Cancelled or Expired                         -                    -
                                     ---------        -------------
Outstanding at March 31, 2003        1,755,302        $        1.00
                                     =========        =============
Granted                                327,200                 1.00
Exercised                                    -                    -
Cancelled or Expired                  (871,600)                1.00
                                     ---------        -------------
Outstanding at March 31, 2004        1,210,902        $        1.00
                                     =========        =============

Granted                              1,569,000                 0.50
Exercised                                    -                    -
Cancelled or Expired                  (128,100)                1.00
                                     ---------        -------------
Outstanding at September 30, 2004    2,651,802        $        0.70
                                     =========        =============



The Company granted an aggregate of 250,000 compensatory warrants to an employee in exchange for services during the period ended September 30, 2004. The warrants will become vested 6 months and 12 months from the date of issuance, none were vested during the period ended September 30, 2004. The Company did not grant any other compensatory warrants to shareholders, consultants or employees during the period ended September 30, 2004 and 2003. All warrants granted in prior years were fully vested at the time of issuance. Accordingly, none was charged to operations during the period ended September 30, 2004 and 2003.

If the Company recognized compensation cost for stock options and warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(650,134) and $(0.03) for the six-month period ended September 30, 2004 and $(333,978) and $(0.02) for the six-month period ended September 30, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

REVENUES
--------

QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

The Company's total revenues were $83,578 for the quarter ended
September 30, 2004 compared to $0 for the same period ended
September 30, 2003.

COSTS AND EXPENSES
------------------

QUARTER ENDED SEPTEMBER 30, 2004 AND 2003

The Company's selling, general and administrative expenses for the three months ended September 30, 2004 was $341,096 compared to $136,085 for the same period ended September 30, 2003, an increase of $205,011. This increase was due to an increase in salaries ($113,943), legal & professional fees ($26,337), rent for one additional facility in Irvine,CA ($33,416) and utilities ($11,643), insurance ($6,659) and travel expense ($12,666) and other office expense ($20,286).

Research and development costs were $0 for the quarter ended September 30, 2004 and 2003.

Interest expense was $10,183 for the quarter ended September 30, 2004 compared to $8,055 for the same period ended September 30, 2003, resulting in a decline of $2,128. The decline was primarily due to conversion of notes payable to common stock during the 1st quarter by one executive.

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

REVENUES
--------

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company's total revenues were $118,718 for the six months ended September 30, 2004 compared to $0 for the same period ended
September 30, 2003.


COSTS AND EXPENSES
------------------

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company's selling, general and administrative expenses for the six months ended September 30, 2004 was $734,424 compared to $310,034 for the same period ended September 30, 2003, an increase of $424,390. This increase was due primarily to an increase in salaries and payroll taxes ($195,781), legal, professional & accounting fees ($114,898), rent for an additional office in Irvine, CA ($57,046), insurance ($11,149), travel to perform services and negotiate contracts ($15,246) and utilities ($18,176).

Research and development costs were $0 for the years ended September 30, 2004 and 2003.

Interest expense was $20,953 for the quarter ended September 30, 2004 compared to $23,391 for the same period ended September 30, 2003, resulting in a decline of $2,438. The decline was due conversion of notes payable to common stock during the 1st quarter by one executive.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $272,915 and $144,693 for the quarters ended September 30, 2004 and 2003, respectively, and has an accumulated deficit of $16,710,131 as of September 30, 2004. In addition, the Company's current liabilities exceeded its current assets by $4,258,962 as of September 30, 2004. As a result of our operating losses in the six months ended September 30, 2004, we generated a cash flow deficit of $126,416 from operating activities. Cash flows used in investing activities was $1,638 during this period. We met our cash requirements during the six months ended September 30, 2004 primarily through $4,554 of advances from officers, net of repayment, and issuance of notes payable in the amount of $25,000, and proceeds from sale of of common stock and stock subscription in the amount of $98,500.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of September 30, 2004, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

The Company issued 1,000,000 shares of its common stock to its officer in exchange for $66,826 of notes payable and $183,174 of unpaid accrued interest.

The Company issued an aggregate of 20,262 shares of common stock to settle claims from 5 individuals that purchased the Company's common stock from the Company's former officer.

The Company issued an aggregate of 3,672,800 shares of its restricted common stock, valued at $936,564, in connection with the acquisition of JST Technologies in December 2003.

The Company issued an aggregate of 294,000 shares of common stock to investors in exchange for $83,500 of proceeds.

The Company issued an aggregate of 50,000 shares to an officer in exchange for $12,500 of services rendered

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Regulation
S-B Number                    Exhibit

3.1	Restated Certificate of Incorporation*
3.2	By-Laws*
10.1	U.S. Government - Patent Licensing and Release Agreement*
10.2	Johns Hopkins University - Strategic Relationship and
        Licensing Agreement*
10.3	Japan Radio Company - Purchase Contract*
10.4	Johns Hopkins University - Subcontract Agreement*
10.5	May Lam - Subscription Agreement*
10.6	Asahi Telecom Company, Ltd. - Subscription Agreement*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of President
31.3	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of President
32.3	Section 1350 Certification of Principal Financial Officer
___________
*Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LINK PLUS CORPORATION


Dated:  November 19, 2004       By:/s/ Robert L. Jones
                                   --------------------------------------
                                   Robert L. Jones, Jr., Chairman and CEO




Dated:  November 19, 2004       By:/s/Patricia E. Jones
                                   ------------------------------------
                                   Patricia E. Jones, Secretary/Treasurer
                                   (Principal Financial Officer)