Form 10QSB
period 2004-12-31
LINK PLUS CORP
filed 2005-02-24
CIK 1062312

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                            FORM 10-QSB

(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2004

[  ] 	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
	For the transition period from ________ to ___________

                  Commission file number: 000-50077

                       LINK PLUS CORPORATION
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

        Delaware                              52-1018174
  -----------------------------      -------------------------------
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

                            Not applicable
   --------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



The issuer had 25,393,833 shares of its common stock outstanding as of February 22, 2005.

                        LINK PLUS CORPORATION
                        INDEX TO FORM 10-QSB

           For the Quarterly Period Ended December 31, 2004


                  PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets:
           December 31, 2004 and March 31, 2004

	Condensed Consolidated Statements of Losses:
           For the three and nine months ended December 31, 2004 and 2003

	Condensed Consolidated Statements of Cash Flows:
           For the nine months ended December 31, 2004 and 2003

	Notes to Unaudited Condensed Consolidated Financial Information
           December 31, 2004

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

                     PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

                                SIGNATURES

                         LINK PLUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                          December 31, 2004    March 31, 2004
                                                          -----------------    --------------

ASSETS
Current assets:
Cash and cash equivalents                                     $       267      $        43
Accounts receivable, net of allowance
 for doubtful account of $0 at
 December 31, 2004 and March 31, 2004.                             26,000                -
Prepaid expenses                                                        -            6,819
                                                              -----------      -----------
Total current assets                                               26,267            6,862

Property and equipment, net of accumulated
 depreciation of $490,055 and $489,225 at
 December 31, 2004 and March 31, 2004,
 respectively                                                       2,392            1,584

Other assets:
Deposits                                                           10,619            6,819

Total assets                                                  $    39,278      $    15,265
                                                              ===========      ===========
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds                   $         -      $       205
Accounts payable and accrued liabilities                        3,988,674        3,325,850
Deferred revenue                                                  200,000          200,000
Advances from officers                                              6,538              664
Other advances                                                     61,400           61,400
Notes payable, current portion (Note C)                           349,712          391,538
                                                              -----------      -----------
Total current liabilities                                       4,606,324        3,979,657

Commitments and contingencies                                           -                -

(Deficiency in) stockholders' equity:
Common stock, par value $.005 per share; 50,000,000
 shares authorized; 25,393,833 and 20,356,771 shares
 issued and outstanding at December 31, 2004 and
 March 31, 2004, respectively (Note D)                            126,969          101,784
Additional paid-in capital                                     12,319,531       11,057,257
Common stock subscription payable (Note D)                         55,500          936,564
Accumulated deficit                                           (17,069,046)     (16,059,997)
                                                              -----------      -----------
Total (deficiency in) stockholders' equity                     (4,567,046)      (3,964,392)

Total liabilities and (deficiency in) stockholders' equity    $    39,278      $    15,265
                                                              ===========      ===========


      See accompanying notes to the unaudited condensed consolidated financial information

                         LINK PLUS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                            (UNAUDITED)

                         For The Three Months Ended December 31,   For The Nine Months Ended December 31,
                                   2004          2003                       2004          2003
                                   ----          ----                       ----          ----

Revenues, net                $    38,500    $         -                $   157,218    $         -
Cost of sales                      6,921              -                     15,791              -
                             -----------    -----------                -----------    -----------
Gross profit                      31,579              -                    141,427              -

Operating expenses:
Selling, general and
 administrative                  381,758         205,183                 1,116,182        515,217
Depreciation                         277             277                       830            830
                             -----------    -----------                -----------    -----------
Total operating expenses         382,035         205,460                 1,117,012        516,047

(Loss) from operations          (350,456)      (205,460)                  (975,585)      (516,047)

Other (expense):
Other (expense) (Note D)               -              -                     (4,052)             -
Interest (expense), net           (8,459)        (8,298)                   (29,412)       (31,689)
                             -----------    -----------                -----------    -----------
Total other (expense)             (8,459)        (8,298)                   (33,464)       (31,689)

Net loss before provision
 for income taxes               (358,915)      (213,758)                (1,009,049)      (547,736)

Income (taxes) benefit                 -              -                          -              -
                             -----------    -----------                -----------    -----------

Net (loss)                   $  (358,915)   $  (213,758)               $(1,009,049)   $  (547,736)
                             ===========    ===========                ===========    ===========
Loss Per Common Share
 (Basic and Assuming
 Dilution)                   $     (0.01)   $     (0.01)               $     (0.04)   $     (0.03)
                             ===========    ===========                ===========    ===========

Weighted Average Shares
 Outstanding (Basic and
 Diluted)                     25,393,833     20,282,520                 22,451,641     20,235,501
                             ===========    ===========                ===========    ===========


      See accompanying notes to the unaudited condensed consolidated financial information

                       LINK PLUS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                                        For The Nine Months Ended December 31,
                                                                2004               2003
                                                                ----               ----

Cash flows from operating activities:
Net loss                                                 $  (1,009,049)     $    (547,736)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
Depreciation                                                       830                830
Common stock issued in exchange for services
  and compensation (Note D)                                     12,500            152,502
Common stock issued in exchange for other
  expense (Note D)                                               4,052                  -
Warrants issued in exchange for legal fees
  (Note E)                                                         843                  -
Changes in assets and liabilities:
Accounts receivable                                            (26,000)                 -
Deposits and other assets                                        3,019             (6,819)
Cash disbursed in excess of available funds                       (205)                 -
Accounts payable and accrued expenses                          845,998            370,906
                                                         -------------      -------------
Net cash (used in) operating activities                       (168,012)           (30,317)

Cash flows from investing activities:
Capital expenditures                                            (1,638)                 -
                                                         -------------      -------------
Net cash (used in) investing activities                         (1,638)                 -

Cash flows from financing activities:
Proceeds from issuance of common stock and
  common stock subscription (Note D)                           139,000             12,000
Proceeds from notes payable, net of repayments                  25,000             18,750
Proceeds from officer advances, net of repayments                5,874                  -
                                                         -------------      -------------
Net cash provided by financing activities                      169,874             30,750

Net increase in cash and cash equivalents                          224                433
Cash and cash equivalents at beginning of period                    43                  -
                                                         -------------      -------------
Cash and cash equivalents at end of period               $         267      $         433
                                                         =============      =============

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                   $         300      $           -
Cash paid for income taxes                               $           -      $           -
Common stock issued in exchange for services and
  compensation (Note D)                                  $      12,500      $     152,502
Common stock issued in exchange for accrued interest
  (Note C and D)                                         $     183,174      $           -
Common stock issued in exchange for notes payable
  (Note C and D)                                         $      66,826      $           -
Common stock issued in exchange for other expense
  (Note D)                                               $       4,052      $           -
Warrants issued in exchange for legal fees (Note E)      $         843      $           -




      See accompanying notes to the unaudited condensed consolidated financial information

                         LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2004
                           (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                        LINK PLUS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004
                           (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                  For the three months ended     For the nine months ended
                                  --------------------------     -------------------------
                                          December 31,                  December 31,
                                          ------------                  ------------
                                      2004           2003           2004           2003
                                      ----           ----           ----           ----

Net loss - as reported            $  (358,915)   $  (213,758)   $ (1,009,049)   $   (547,736)
Add: Total stock based employee
compensation expense as                     -              -               -               -
reported under intrinsic value
method (APB. No. 25)
Deduct: Total stock based
employee compensation expense
as reported under fair value
based method (SFAS No. 123)          (137,573)             -        (137,573)              -
                                  -----------    -----------    ------------    ------------
Net loss - Pro Forma              $  (496,488)   $  (213,758)   $ (1,146,622)   $   (547,736)
Net loss attributable to common
stockholders - Pro forma          $  (496,488)   $  (213,758)   $ (1,146,622)   $   (547,736)
Basic (and assuming dilution)     ===========    ===========    ============    ============
loss per share - as reported      $     (0.01)   $     (0.01)   $      (0.04)   $      (0.03)
Basic (and assuming dilution)     ===========    ===========    ============    ============
loss per share - Pro forma        $     (0.02)   $     (0.01)   $      (0.05)   $      (0.03)
                                  ===========    ===========    ============    ============


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

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004
                           (UNAUDITED)

NOTE B - BUISNESS COMBINATION (Continued)

The following summarizes the acquisition of JST:

3,672,800 shares of  common  stock 	$    (936,564)
Assets acquired                                    43
Liabilities assumed                        (1,205,954)
                                        -------------
Acquisition costs                       $   2,142,475
                                        =============

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2004 and March 31, 2004 are as follows:

                                                                   December 31, 2004  March 31, 2004
                                                                   -----------------  --------------

Series of advances unsecured and payable on demand to Company's officer, accrues interest at 10% per annum. In June 2004, the
noteholder agreed to convert the note to Company's common stock        $         -     $    66,826
Series of advances unsecured and payable on demand to Company
board member and shareholder, accrues interest at 10% per annum            180,691         180,691
Series of advances unsecured and payable on demand to Company
shareholder, accrues interest at 10% per annum                              36,321          36,321
Unsecured note payable on demand to Company shareholder, accrues
interest at 10% per annum                                                   10,000          10,000
Unsecured note payable on demand to Company shareholder, accrues
interest at 10% per annum                                                   10,000          10,000
Unsecured note payable on demand to Company shareholder, accrues
interest at 10% per annum                                                   30,000          30,000
Unsecured note payable on demand, accrues interest at 10% per
annum                                                                        2,000           2,000
Unsecured note payable on demand, non-interest bearing                       7,000           7,000
Unsecured note payable on demand, accrues interest at 10% per
annum                                                                        1,500           1,500
Unsecured note payable on demand, accrues interest at 10% per
annum                                                                       10,000          10,000
Unsecured note payable on demand to Company shareholder, accrues
interest at 10% per annum                                                    7,200           7,200
Unsecured note payable accrues interest at 12% per annum, extended
maturity date is June 12, 2005                                              30,000          30,000
Unsecured note payable accrues interest at 12% per annum, maturity date is December 31, 2004. Subsequent to the date of the financial statements, noteholder has agreed to convert unpaid principal and
unpaid interest into the Company's common stock.                            25,000               -
                                                                       -----------     -----------
Total                                                                  $   349,712     $   391,538
Less: current portion                                                     (349,712)       (391,538)
                                                                       -----------     -----------
                                                                       $         -     $         -
                                                                       ===========     ===========

                        LINK PLUS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2004
                            (UNAUDITED)

NOTE C - NOTES PAYABLE (Continued)

During the period ended December 31, 2004, one of the Company's officers agreed to exchange previously issued notes payable of remaining principal amount of $66,826 and unpaid accrued interest of $183,174 into 1,000,000 shares of the Company's restricted common stock (Note D). The Company's officer also received 1,000,000 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note E). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into. Accordingly, no intrinsic value or imbedded beneficial conversion feature was recorded in connection with the conversion of debt.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of December 31, 2004 and March 31, 2004, the Company has issued and outstanding 25,393,833 and 20,356,771 shares of common stock, respectively.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the period ended December 31, 2004, the Company received proceeds of $55,500, net of costs and fees, from investors for an aggregate of 222,000 shares of common stock subscribed at $0.25 per share. As of December 31, 2004, the common shares have not been issued, and accordingly were accounted as stock subscription payable. The Company issued 1,000,000 shares of its common stock to its officer in exchange for $66,826 of notes payable and $183,174 of unpaid accrued interest (Note C). The Company also issued an aggregate of 20,262 shares of common stock to settle claims from 5 individuals that purchased the Company's common stock from the Company's former officer. The shares issued were valued based on the fair market value of the Company's common stock at the time of issuance. The Company did not receive proceeds from those individuals and has accounted the common shares issued, valued at $4,052, as other expense during the period ended December 31, 2004. The Company issued an aggregate of 3,672,800 shares of its restricted common stock, valued at $936,564, in connection with the acquisition of JST Technologies in December 2003 (Note B). The Company issued an aggregate of 294,000 shares of common stock to investors in exchange for $83,500 of proceeds, net of costs and fees. Additionally, the Company issued an aggregate of 50,000 shares to an officer in exchange for $12,500 of services rendered, which approximated the fair value of the shares issued during the period services were rendered. Compensation costs of $12,500 were charged to operations during the period ended December 31, 2004.

NOTE E - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2004.


                        Options Outstanding                                   Options Exercisable
                        -------------------                                   -------------------
                                   Weighted Average          Weighted                     Weighted
                    Number       Remaining Contractual      Average         Number         Average
Exercise Prices   Outstanding        Life (Years)        Exercise Price   Exercisable   Exercise Price
---------------   -----------        -----------         --------------   -----------   --------------

   $  1.00         2,682,008           4.97                  $  1.00       2,682,008       $  1.00
   =======         =========           ====                  =======       =========       =======


                         LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2004
                            (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Options (Continued)
------------------

Transactions involving the Company's options issuances are summarized as follows:



                                     Number of    Weighted Average
                                       Shares      Exercise Price
                                       ------      --------------

Outstanding at March 31, 2002         2,782,008     $      1.00
                                      =========     ===========
Granted                                       -               -
Exercised                                     -               -
Cancelled or Expired                          -               -
                                      ---------     -----------
Outstanding at March 31, 2003         2,782,008     $      1.00
                                      =========     ===========
Granted                                       -               -
Exercised                                     -               -
Cancelled or Expired                          -               -
                                      ---------     -----------
Outstanding at March 31, 2004         2,782,008     $      1.00
                                      =========     ===========
Granted                                       -               -
Exercised                              (100,000)           1.00
Cancelled or Expired                          -               -
                                      ---------     -----------
Outstanding at December 31, 2004      2,682,008     $      1.00
                                      =========     ===========

The Company did not grant any stock options to shareholders or employees during the period ended December 31, 2004 and 2003. All stock options were vested in prior years at the time of issuance and accordingly none was charged to operations for the period ended December 31, 2004 and 2003.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2004.


                      Warrants Outstanding                                   Warrants Exercised
                      --------------------                                   ------------------
                                   Weighted Average        Weighted                       Weighted
   Exercise          Number      Remaining Contractual      Average         Number         Average
    Prices        Outstanding        Life (Years)        Exercise Price   Exercisable   Exercise Price
-------------     -----------        -----------         --------------   -----------   --------------

$        1.00     1,047,802             2.11             $       1.00      1,047,802       $  1.00
$        0.50     2,701,976             3.66                     0.50      2,576,976          0.50
                  ---------             ----             ------------      ---------       -------
                  3,749,778             3.23             $       0.64      3,624,778       $  0.64
                  =========             ====             ============      =========       =======

                      LINK PLUS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2004
                         (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)
-------------------

Transactions involving the Company's warrant issuances are summarized as follows:



                                       Number of    Weighted Average
                                         Shares      Exercise Price
                                         ------      --------------

Outstanding at March 31, 2002          1,064,700     $      1.00
                                       =========     ===========
Granted                                  690,602            1.00
Exercised                                      -               -
Cancelled or Expired                           -               -
                                       ---------     -----------
Outstanding at March 31, 2003          1,755,302     $      1.00
                                       =========     ===========
Granted (Note B)                         327,200            1.00
Exercised                                      -               -
Cancelled or Expired                    (871,600)           1.00
                                       ---------     -----------
Outstanding at March 31, 2004          1,210,902     $      1.00
                                       =========     ===========

Granted                                2,701,976            0.50
Exercised                                      -               -
Cancelled or Expired                    (163,100)           1.00
                                       ---------     -----------
Outstanding at December 31, 2004       3,749,778     $      0.64
                                       =========     ===========

The Company granted 5,976 compensatory warrants to an attorney in exchange for services during the period ended December 31, 2004. The estimated value of warrants granted and vested during the period ended December 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 1.46%, a dividend yield of 0% and volatility of 121%. Compensation expense of $843 was charged to operations for the period ended December 31, 2004.

The Company granted an aggregate of 1,100,000 compensatory warrants to employees in exchange for services rendered during the period ended December 31, 2004. If the Company recognized compensation cost for compensatory warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,146,622) and $(0.05) for the nine-month period ended December 31, 2004 and $(547,736) and $(0.03) for the nine-month period ended December 31, 2003.


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

REVENUES
--------

QUARTER ENDED DECEMBER 31, 2004 AND 2003

The Company's total revenues were $38,500 for the quarter ended
December 31, 2004 compared to $0 for the same period ended December
31, 2003.



COSTS AND EXPENSES
------------------

QUARTER ENDED DECEMBER 31, 2004 AND 2003

The Company's selling, general and administrative expenses for the year ended December 31, 2004 was $381,758 compared to $205,183 for the same period ended December 31, 2003, an increase of $176,575. This increase was primarily due to an increase in salaries of $76,995, legal & professional fees of $36,504, rent for one additional facility in Irvine, CA of $32,664, insurance expense of $5,664 and travel expense of $9,357 and other general office expenses.

Research and development costs were $0 for the quarter ended December 31, 2004 and 2003.


Interest expense was $8,459 for the quarter ended December 31, 2004 compared to $8,298 for the same period ended December 31, 2003.

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

REVENUES
--------

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

The Company's total revenues were $157,218 for the nine months ended December 31, 2004 compared to $0 for the same period ended December 31, 2003.


COSTS AND EXPENSES
------------------

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

The Company's selling, general and administrative expenses for the nine months ended December 31, 2004 was $1,116,182 compared to $515,217 for the same period ended December 31, 2003, an increase of $600,965. This increase was due primarily to an increase in salaries and payroll taxes of $272,736, legal, professional & accounting fees of $152,393, rent for an additional office in Irvine, CA of $89,710, health and professional insurance of $16,813, travel to perform services and negotiate contracts of $15,246, utilities of $18,176 and general office expenses associated with new offices in Irvine and Columbia.

Research and development costs were $0 for the nine months ended
December 31, 2004 and 2003.

Interest expense was $29,412 for the nine months ended December 31, 2004 compared to $31,689 for the same period ended December 31, 2003, resulting in a decline of $2,277. The decline was due conversion of notes payable to common stock during the 1st quarter 2004 by one executive.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $1,009,049 and $547,736 for the nine months ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $17,069,046 as of December 31, 2004. In addition, the Company's current liabilities exceeded its current assets by $4,580,057 as of December 31, 2004. As a result of our operating losses in the nine months ended December 31, 2004, we generated a cash flow deficit of $168,012 from operating activities. Cash flows used in investing activities was $1,638 during this period. We met our cash requirements during the period ended December 31, 2004 primarily through advances from officers and loans from significant shareholders in the amount of $30,874 and issuance of common stock in the amount of $139,000.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of December 31, 2004, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                  PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

As of December 1, 2004, Jonathan P. Gluckman assumed the position of President and Chief Operating Officer.

As of December 1, 2004, Donald C. Kolasch, assumed the position of Corporate Counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Regulation
S-B Number	Exhibit

3.1	Restated Certificate of Incorporation*

3.2	By-Laws*

10.1	U.S. Government - Patent Licensing and Release Agreement*

10.2	Johns Hopkins University - Strategic Relationship and
        Licensing Agreement*

10.3	Japan Radio Company - Purchase Contract*

10.4	Johns Hopkins University - Subcontract Agreement*

10.5	May Lam - Subscription Agreement*

10.6	Asahi Telecom Company, Ltd. - Subscription Agreement*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of President and Chief
        Operating Officer

31.3	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of President and Chief Operating
        Officer

32.3	Section 1350 Certification of Principal Financial Officer

_________________________
*Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LINK PLUS CORPORATION


Dated:  February 24, 2005        By: /Robert L. Jones, Jr.,/
                                     --------------------------------------
                                     Robert L. Jones, Jr., Chairman and CEO




Dated:  February 24, 2005        By: /Patricia E. Jones/
                                     -----------------------
                                     Patricia E. Jones,
                                     Secretary/Treasurer
                                     (Principal Financial Officer)