Form 10KSB
period 2005-03-31
LINK PLUS CORP
filed 2005-07-13
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended MARCH 31, 2005

                        Commission file number: 000-50077

                              LINK PLUS CORPORATION
                 (Name of small business issuer in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   52-1018174
                        (IRS Employer Identification No.)

                     6996 Columbia Gateway Drive; Suite 104
                               Columbia, MD 21046
               (Address of principal executive offices)(Zip Code)

                                 (410) 953-7177
                          (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.005 PAR VALUE
                                (Title of Class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                   requirements for the past 90 days. Yes X   No
                                                          -

       Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

        State issuer's revenues for its most recent fiscal year: $165,568

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005: $3,021,657

 Number of outstanding shares of the registrant's par value $0.005 common stock as of July 11, 2005: 30,846,149

                    Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes___; No X

                              LINK PLUS CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                            PAGE
                                     Part I


Item 1.   Description of Business............................................. 3

Item 2.   Description of Property .............................................7

Item 3.   Legal Proceedings  ..................................................7

Item 4.   Submission of Matters to a Vote of Security Holders..................7


                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.............8

Item 6.   Management's Discussion and Analysis or Plan of Operation............8

Item 7.   Financial Statements................................................17

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................17

Item 8A.  Controls and Procedures.............................................17

Item 8B.  Other Information...................................................17


                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........18

Item 10.  Executive Compensation..............................................20

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..........................22

Item 12.  Certain Relationships and Related Transactions......................23

Item 13.  Exhibits............................................................24

Item 14.  Principal Accountant Fees and Services..............................25


Signatures....................................................................26

                                     PART I

                     RISK FACTORS AND CAUTIONARY STATEMENTS



ITEM 1.  DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

BUSINESS HISTORY

Link Plus Corporation ("we" or the "Company") is a Delaware corporation formed on April 18, 1975 as AMAF Industries, Inc. with the primary business objective of providing products and services to the Federal Government. The Company licensed linked compressor expander (Lincompex) technology in 1983 and made a fundamental shift in its focus from applied engineering service to research, development, manufacturing, and marketing of proprietary wired and wireless communications products. The Company changed its name to Link Plus Corporation in 1992 to reflect this new emphasis. On October 10, 2003 the Company became a public corporation when it began trading on the Over-The-Counter Bulletin Board market as LKPL.

In December 2003, the Company entered into a Merger Agreement ("Agreement") with JS Technologies Corporation ("JST"), a company organized under the laws of the State of Delaware. JST was a private-held company and was engaged in the business of developing, marketing and selling Advanced Wireless Communication System ("AWICS(R)") and other intellectual property and products based on the AWICS(R) technology. In March 2004, the Company filed a Certificate of Merger with the State of Delaware to acquire JST. Upon receipt of the approval by the State of Delaware, JST was merged into the Company and the separate existence of JST ceased.

Link Plus is a "fabless" telecommunications company focused on radio frequency integrated circuits and product solutions. The Company's mission is to design, manufacture and sell advanced wireless communications products for the growing consumer, commercial, industrial and government electronics markets. Link Plus solutions include an application-specific integrated circuit radio-on-a-chip, a family of RF radio modules, signal enhancement software and chip sets, as well as complete turnkey product solutions for Original Equipment Manufacturer (OEM's). Moreover, this technology is covered by over 25 US and worldwide patents with several patents pending and additional disclosures in process. Link Plus' solutions are aimed at the high volume, attractively priced applications where it can add value necessary to generate significant profit margins.

TECHNOLOGIES

The Company's core technology includes its radio-on-chip advanced wireless communications system (AWICS(R)), and its linked compressor and expander (Lincompex) technology under the trademark LinkPlus(R).

AWICS(R) includes custom application specific integrated circuit and completed radio systems along with a network operating system (LinkNET(TM)). AWICS(R) is a narrow-band short-range single chip radio transceiver developed in partnership with Honeywell International, Inc. for NASA. All rights to AWICS(R) reside with Link Plus and are covered by 13 patents. The Lincompex technology is a communications enhancement technology developed by Bell Laboratories to improve long-range radiotelephone communications. Link Plus has continuously improved and miniaturized the technology. Today it is available in a digital chipset or software. LinkPlus(R) Lincompex technology is covered by 11 patents, owned by Link Plus.

COMPANY ADDRESS & WEB ADDRESS

The Company's mailing address is 6996 Columbia Gateway Drive, Suite 104, Columbia, MD 21046, and our telephone number is (410) 953-7177. Our website address is www.linkplus.com.

LINK PLUS PRODUCTS

1.  Chips and Modules

Link Plus is currently offering several AWICS(R) and Lincompex products for sale to the commercial and military OEM market place.

a)  AWICS-09325 Single-chip RF Transceiver
         o  300 MHz to 930 MHz (selectable)
         o  128 Kbps data rate

b)  LRM-A915 RF Module
         o  902 MHz to 928 MHz (selectable)
         o  128Kbps data rate
         o  50 feet range capability
         o  12.7 mm x 17.3 mm x 2.4 mm (LWH)

c)  LRM-R915 RF Module
         o  902 MHz to 928 MHz (selectable)
         o  256 Kbps data rate
         o  300 feet range capability
         o  12.7mm x 17.3 mm x 2.4 mm (LWH)

d)  LRM-A915Q LR, Long Range Module
         o  112 Kbps data rate
         o  1-mile range capability
         o  26.7 mmx 18.8mm x 2.4 mm (LWH)

e) LRM-A915W, Long Range Module (same as above but with a 1W transmitter amplifier for extended range).

f) RFDK - ZiLOG Encore Processor based Development kit for the ASM module family of radios.

g)  Lincompex Chipset
         o  Implements compression algorithm
         o  Includes DSP, CODEC, and EPROM
         o  Operation per ITU-RF.1111-1
         o  Voice compression:  48 dB
         o  Companding range:  60 dB

h)  LinkMate(R) Voice Communications Enhancement
         o  Brings Lincompex technology for HF/VHF/UHF AM/SSB radios
         o  Increases voice S/N ratio by an average of 22dB
         o  Meets ITU-RF.1111-1, MIL-STD-188-141A and FED-STD-1045 standards

i)  Lincompex Algorithm Software
         o  Implements compression algorithm in customers DSP
         o  Requires 14 Kbytes of memory

2.  System Solutions

Link Plus also designs, develops and manufactures complete, long range, two-way, digital communications systems for several narrowband wireless applications. These solutions include hardware and software elements and are built to unique specification for our customers.

MARKETING STRATEGY

The market for Link Plus products is quite large. Almost any narrowband, wireless communications and control application can benefit from the Company's technology. Market studies indicate that over one billion units could use AWICS(R) and/or Lincompex in their products. AWICS(R) surpasses the competition with enhanced range, secure communication, smaller size, and integration among components thereby offering the OEM with increased capabilities at competitive prices. Link Plus' core technology is in a position to be widely used by every wireless communication device in the world because it operates in the unlicensed spectra, and it does not conflict with cell phone standards. Therefore the total available market for Link Plus products is several hundred million units per year.

The Company has focused primarily on four high value markets: automatic meter reading (data acquisition), Homeland Security (logistics management). automotive security (security systems), and secure voice systems (wireless secure communications).

   1. According to published statistics, the AMR market in the United States alone is over 280 million units with just over 25% total market penetration. Growth in the industry is estimated at over 15% annually. Link Plus has developed a suite of AMR products to provide superior products to existing AMR companies based on its Radio Frequency Intelligent Mesh (RFIM(TM)) technology. This allows the Company to offer the AMR industry the advantages of fixed based meter reading at the same cost as drive-by.

   2. Defense of the United States against terrorist activity and protection of the logistics infrastructure has been a growing industry since 911. Link Plus has adapted the RFIM(TM) technology used for AMR to create a core offering that can be used in the smart tracking of products that are shipped into the country. Using the RFIM(TM) technology Link Plus can track each pallet and cargo container that moved via any mode of transportation both within and between countries. The RFIM(TM) communications protocol can pass information within it is mesh network to alert responders at each level of the logistics chain with situation specific information. Information provided by various industry sources estimate that this market represents hundreds of millions of units and that demand for integrated solutions such as RFIM(TM) is growing.

   3. The advance of low cost long-range radio solutions has opened up new product capability in general world of security systems. For example, two-way radio capabilities for automotive security now allow the vehicle to notify the owner of a break in, accident in the parking lot, and host of other information. The same is true for home security and other similar applications. The Link Plus technology is well adapted for these applications. Published market estimates suggest that the automotive security market alone is $100 million and that advanced systems are in higher demand for both the aftermarket and OEM markets.

   4. Wireless voice communications devices including newer wireless headsets have been around for many years. The most successful recent products have been based on the Bluetooth radio technology. However, many issues have arisen from this technology including the propagation of electronic viruses and the general lack of security in the over-the-air communications. Link Plus has developed a core voice technology that will incorporate a full encryption algorithm that will render the over-the-air communications completely secure. Moreover using Link Plus' secure headsets, users will be able to preserve the encryption over the long-range communication channel as well. This means that Link Plus will be able to provide a method for encrypting any voice communication channel (Voice Over Internet Protocol, cellular, telephone, etc).

BUSINESS DEVELOPMENT

Link Plus has signed four major contracts that will result in substantial manufacturing and product deliveries:

   1. Automatic Meter Reading: Link Plus has signed an original development manufacturer (ODM) contract for the design, development and production of new AMR product for water meters. The customer is contracted for 250,000 units (value--$5.3 million). The prototype units have been demonstrated and final pre-production units are being completed. This product incorporates the advanced radio technology along with a radio frequency intelligent mesh (RFIM(TM)) networking and will set a new standard for the AMR industry. Link Plus has also begun development of AMR products for electric power (primary and sub-metering) and gas meters as well.

   2. Automotive Security: Link Plus Corporation has signed contract for the design, development and eventual production of a new technology wireless automotive security device using the LRM module technology. Link Plus has completed this long range, two-way remote car starter/security system which won 3rd place award at 2005 Consumer Electronics Show (CES).

   3. Manufacturing Agreement: Link Plus has signed an Agreement with Shanghai Taihang Investment and Development Company under which Taihang is building a dedicated hi-tech manufacturing facility for Link Plus products near Shanghai, China. This Agreement also commits Taihang to a minimum investment in Link Plus tied to ongoing production. The factory is already under construction.

   4. Royalties are continuing to be received as they pertain to our Agreement with the U.S. Government.

COMPETITION

Link Plus AWICS(R) products are based on proven, production worthy CMOS technology that offers low cost, low battery power, high performance solutions in the 900 MHz frequency spectrum. In addition, the Company's expertise in digital, RF communications, software, operating systems, and consumer product designs enables the company to offer total system solutions as well as single chip, AWICS(R) transceivers. This level of technical support coupled with the ability to manufacture high volume products is industry unique.

Principal RF transceiver chip competitors are: Chipcon of Norway, Nordic of Norway, Xemics of Switzerland and Atmel of the USA. However none of these companies offer module products or the number of products made by Link Plus. None of these companies are focused on providing solutions to industry problems, they are simply chip manufacturers.

In addition, Link Plus' Lincompex technology is unique to the communications industry and is not offered by any other company in the world.

LINK PLUS' PRODUCTS LIFE SPAN

AWICS(R) products are based on 0.35 micron CMOS process that will be sufficient for providing competitive products for the next three (3) years. The Company is in the process of transitioning to a 0.25 micron process for the next generation of AWICS(R) applications. This should allow for competitive products for an additional five (5) years. Lincompex products have been sold in various models since the 1960's due to the fact that Lincompex technology is applicable to a wide range of communications signals. The Company's Lincompex products; namely, ChipSet, Lincompex Card, LinkMate, and Handset are essentially the LinkPlus(R) Software in different packages. Each of these products has been designed to satisfy a particular market and in their current form, should be applicable to their respective markets for at least another 10 years. Periodic updates of the software may be necessary to satisfy customer needs. However, the physical package should remain the same with minor alterations.

LICENSING

In 1999, the Company executed a Patent Licensing Agreement with the U.S. Government. The Agreement signed by officials of both the U.S. Army and U.S. Air Force will pay us royalties until 2009 for all radios used by the Government that use Lincompex technology including Foreign Military Sales.

EMPLOYEES

As of March 31, 2005, the Company has nine full time employees. Additional key staff is planned in the areas of finance (CFO), business development, marketing and engineering.

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

RAW MATERIALS

The Company does not rely on any single one or more raw materials or raw material suppliers for the normal course of business. The Company has developed relationships with a cross-section of qualified and quality providers of components and parts necessary for the Company's product line, and uses multiple vendors (domestic and foreign) for certain items dependent on internal purchasing criteria, inclusive of price, delivery schedule and specification evaluation.

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

RESEARCH AND DEVELOPMENT

During fiscal 2005 and 2004, there were no research and development costs charged to income.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases office space at 6996 Columbia Gateway Drive Suite 104, Columbia, MD 21046, which occupies approximately 4423 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. In addition, the Company leases office space at 20 Executive Park, Irvine, California 92614, which occupies approximately 2,054 square feet.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings. There has been no bankruptcy, receiverships, or similar proceedings by or against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2005, Link Plus held its Annual Shareholders Meeting at the Sheraton Hotel in Columbia, MD. The following business was put to shareholder vote:

   1. Election of Directors to the Company Board for a one-year period or until next Annual Meeting of Shareholders. Votes were collected to appoint the following Directors - F.L. Alexander, Dr. J. P. Gluckman,
         R. L. Jones, P. E. Jones, D. C. Kolasch, Lt. Gen. E. Paige, A. K. Sebro, and Dr. G. Shah. The results were as follows:
             a.  22,057,791 votes For (76%); 0 votes Against, and 0 Abstained.

   2. Ratification of the appointment of Russell Bedford Stefanou Mirchandani LLP as independent Auditor. The results were as follows:
             a.  22,055,791 votes For (76%); 0 votes Against, and 2,000
                 Abstained.

   3.    No other business was transacted.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company was first traded on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on October 10,2003 under the symbol "LKPL".

The following table indicates the high and low trading prices for the common stock of the Company for the period October, 2003, to March 31, 2005, based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                     Year Ended 3/31/05                 Year Ended 3/31/04
--------------------------------------------------------------------------------
Quarter             High              Low              High             Low
--------------------------------------------------------------------------------
First Quarter      $0.35           $0.20
--------------------------------------------------------------------------------
Second Quarter     $0.25           $0.12
--------------------------------------------------------------------------------
Third Quarter      $0.22           $0.12              $1.35           $0.35
--------------------------------------------------------------------------------
Fourth Quarter     $0.30           $0.11              $1.20           $0.13
--------------------------------------------------------------------------------

As of July 11, 2005, there were approximately 248 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future.


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

Link Plus has experienced significant growth in the past year with the acquisition of JS Technologies. Overall the Management has been focused on two main areas of growth. The first has been to consolidate and merge the technical and intellectual assets of the Link Plus Corporation and those acquired in the JS Technologies acquisition and generate a business focus resulting in positive cash flow and generation of a growing sales pipeline. The second major focus has been to extend the fiscal controls within the company and consolidate or reduce debt to better position the company for the public market. The specific efforts and metrics that Management used in the past year to assess the effects of its efforts are discussed in the following paragraphs and are born out in the financials presented within this report.

BUSINESS DIRECTION

There are several indicators which Management feels are evidence of the growing success of its strategy to consolidate its technology and develop a long-term revenue stream. A few of them are discussed below:

   1. Over the past year several new contracts have been executed. Some of the contracts only included engineering and design of products that incorporated Link Plus technology. More importantly, the larger focus has been on developing customers that have relied on Link Plus for design and development but also for the ongoing manufacture of the completed articles. This has become a major focus because it allows for a continuing revenue stream from the customer and continued sales of products that are of greater overall value. In an analysis of the market spaces that the company's core technologies can be used, this approach sets Link

         Plus apart from competitors, results in a more profitable business model because margins are based on higher priced goods rather than low price integrated circuits, and significantly increases the available customer base. The latter two elements to the company's business strategy are particularly important because they help protect the company's core products from becoming low margin commodities and it allows the Company to respond to customers that do not have engineering capability internally and/or that have smaller markets where chip sales would never become possible or profitable. The Company is currently in the process of completing design and development on several products that are under contract to go into volume production during the next fiscal year. Revenues from these contracts are expected to put the Company in a cash flow positive and profitable position. The Company has a number of additional contract proposals that have been release and for which it has expectations will be signed. Additional proposals are in preparation. There is no guarantee that they will result in signed contracts but the Company has developed strategies to identify and target only qualified customers where its potential for success is high.

   2. A second metric has been the overall growth in the Company's internal resources. Since the acquisition of JS Technologies, Link Plus has grown from essentially two individuals to a team of nine full time employees. The growth has been predominantly in the areas of sales and technical resources and has allowed the company to cultivate its existing customer base and meet the technical requirements of its contracts. The year's focus has been to hire and develop high-level staff and prepare for filling the technical ranks with mid-level engineers as the company grows.

   3. The third metric has been in the cultivation and establishment of key strategic partnerships. The Management realizes that it does not have infinite capital to grow and provide some of the services that are required to execute its strategy. In the near term, the Management has executed a strategy to develop highly qualified strategic partnerships to expand its design and manufacturing capabilities. Toward that end, the Company executed a Cooperation Agreement with Taihang Investment and Development Company to construct a new manufacturing facility in south Shanghai to manufacture Link Plus products. The financial backing for the factory is being borne exclusively by Taihang under the agreement that Link Plus will utilize the factory. The relationship provides Link Plus with extended capability to control costs and quality for its domestic and international customers with no financial risk. The factory is under construction as of this date and is scheduled to open within the Link Plus 2006 fiscal year. Link Plus has also established a number of smaller partnerships with design and development companies local to the companies MD headquarters to absorb spikes in workload and to assist in fabrication of prototypes.

   4. Link Plus has actively re-engaged the US Government to enforce and pay royalties due to Link Plus for manufacture of military radios that incorporate the Lincompex(R) technology. This is covered by a government wide license agreement that has been in effect since 1999 and extends until 2009. These efforts revealed that qualifying radios continue to be manufactured under a number of ongoing contracts and indicate that a continued revenue stream can be anticipated. Because the nature of the acquisition contracts that are in place it is not possible to state the exact number of radios that will be produced overall or in any given time frame. Nor is it possible to know if new contracts will be released that also utilize the Lincompex(R) technology. Link Plus will receive a $49.50 royalty for each qualifying radio until the expiration of the license agreement.

FISCAL POLICY AND EFFORTS

The end of this reporting period represents the Company's first full year as a publicly reporting company. Many changes in the fiscal controls and overall management of company related to fiscal policy have been made to improve the company's financial position. The following highlights are worth discussion:

   1. Management has undertaken a major effort to reduce the outstanding long-term debts and to the greatest extent possible other trade debt. As a result of these efforts in excess of $800,000.00 in debt has been converted to equity in the company. While these reductions are largely due to the senior management there have been a number of other contributors. The company has also successfully negotiated payment terms with others that should help to preserve the company's fiscal stability as it continues to grow its staff and revenue base. The Management will continue to aggressively pursue these and other strategies to reduce the debt.

   2. The Board of Directors redirected the Executive Compensation Committee to develop a Committee Charter and compensation program that give more independent oversight to the Committee and Board and shifted the compensation packages of the senior executive staff to be more in line with industry averages and to include performance based bonuses. While the company is still not in a position to pay senior management this move does provide for a significant reduction in the accrued liabilities that the company is exposed to from the unpaid salary of its existing executive staff. Moreover, the performance based component provides a significant incentive to the senior executives to quickly move the company into a position where regular executive salary can be paid and no further compensation liability is accrued. Other elements of the performance metrics focus on ensuring that the senior staff is focused on achieving corporate objectives including providing financial stability, timely and accurate reporting, legal protection, and others that protect the company's value and corporate status.

   3. In concert with the above items, the Board of Directors of the company established a qualified employee stock option plan. The plan is set to be presented to the shareholders for approval in the second quarter of this fiscal year. It needs to pass by simple majority and has the backing of senior executives and Board of Directors. There were several purposes for the plan (should it be approved). First, it provided a mechanism for the executive staff to convert in excess of $1,000,000.00 in accrued salary liability to stock options. Second, it provides a mechanism for continued payment of the executive staff as per the aforementioned bonus compensation plan. The third goal was to provide an ongoing means for rewarding and providing vested incentives to the employees of the company. During the current Company's growth stages the Management feels that having employees that can participate in the rewards of the Company's growth is extremely valuable for both retention and for attracting highly qualified individuals who must accept the risks still present.

   4. The company is well aware of the ongoing legislation and litigation revolving around corporate governance and fiscal management. Continuing activities have been initiated to ensure that the company remains in compliance with existing statues and that ensuing compliance issues are met proactively. This has included a complete top down review and institution of new policies and procedures to deal with everything from Employment Handbooks and expense reporting to implementation of new accounting systems to accommodate the business growth and requirements. The Company plans to hire a Chief Financial Officer as soon as practical.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o   stock-based compensation.
         o   revenue recognition

STOCK-BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March

31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of fiscal year 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

REVENUES

YEAR ENDED MARCH 31, 2005 AND 2004

The Company's total revenues were $165,568 for the year ended March 31, 2005 compared to $0 for the same period ended March 31, 2004. Revenue from one (1) major customer approximated $144,000 or 88% of sales for the year ended March 31, 2005.

COSTS OF SALES

The Company's cost of sales was approximately $54,000 for the year ended March 31, 2005 compared to $0 for the same period ended March 31, 2004. Cost of sales consists primarily of equipment and parts purchased to build the products. The Company generated a percentage margin on sales of approximately 67% for the year ended March 31, 2005.

OPERATING EXPENSESYEAR ENDED MARCH 31, 2005 AND 2004

The Company's selling, general and administrative expenses for the year ended March 31, 2005 were $1,690,907 compared to $856,540 for the same period ended March 31, 2004, an increase of $834,367. This increase was primarily due to board of directors fees ($173,472), increase in rent to support two offices in Columbia, Maryland, and Irvine, California, and past due rent from a previous office space ($128,589), executive salaries ($211,579) and employee salary ($88,626), consulting fees ($145,738) and travel for revenue generating projects ($47,500), payroll taxes ($9,904), employee benefits ($26,221) and office expense of approximately ($22,000) offset by a decline in accounting fees of $27,588.

Research and development costs were $0 for the years ended March 31, 2005 and 2004.

There were no acquisition costs related to the merger with JS Technologies charged to operations during the year, compared to costs of $2,142,475, which were charged to operations during the year ended March 31, 2004.

The following summarizes the acquisition costs charged to operations in March 31, 2004:

3,672,800 shares of common stock to be issued          $ (936,564)
Assets acquired                                                43
Liabilities assumed                                    (1,205,954)
                                                       -----------
Acquisition costs                                      $2,142,475

Interest expense was $46,428 for the year ended March 31, 2005 compared to $67,543 for the same period ended March 31, 2004, resulting in a decline of $21,115. The decline was due to conversion of notes payable for one officer to 1,000,000 shares common stock in the year ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company incurred net losses of $1,627,725 and $3,067,664 for the years ended March 31, 2005 and 2004, respectively, and has an accumulated deficit of $17,687,722 as of March 31, 2005. In addition, the Company's current liabilities exceeded its current assets by $4,267,231 as of March 31, 2005. As a result of our operating losses in 2005, we generated a cash flow deficit of $304,962 from operating activities. Cash flows used in investing activities was $1,638 during this period. We met our cash requirements during this past year primarily through sale of common stock, advances and loans from officers and shareholders in the amount of $379,174.

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

The independent auditors report on the Company's March 31, 2005 financial statements included in this report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15,

2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Future increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

OFF- BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on electronic quotation system under the ticker symbol "LKPL". As of March 31, 2005, there were 29,193,501 shares of common stock outstanding, of which approximately 5,367,596 were tradable without restriction under the Securities Act. As of March 31, 2005, the majority of voting common stock was held by the management of the company. The market capitalization of the company with total shares outstanding was $7,298,375.25 at March 31, 2005. There can be no assurances that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for communications company stocks in general, could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional sales personnel and expand its marketing group. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its commercial market penetration will be a critical factor to its future success. Particularly, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees, has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully, or to implement and maintain adequate financial and management controls and procedures. Any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends on its ability to address potential market opportunities and to manage its expenses to match its ability to finance its operations. The need to control its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to control its expenses effectively, the Company's business, results of operations, and financial condition will be adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. The Company's quarterly and annual operating results may fluctuate due to the costs and expenses of acquiring and integrating new businesses or technologies. The Company may also experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses. The Company's ongoing business may be disrupted and its management's time and attention diverted and the Company may be unable to integrate successfully.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the telephone service industry. Our results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any period. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future period.

DEPENDENCE UPON MANAGEMENT

Our future performance and success is dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Robert Jones, our Chief Executive Officer and Chairman of the Board of Directors, Jonathan Gluckman, our President/COO/Director, and Donald Kolasch, our Corporate Counsel/Director. If the Company lost the services of Mr. Jones, Gluckman, Kolasch, or other key employees before we could get qualified replacements that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

LACK OF INDEPENDENT DIRECTORS

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

CONTINUED CONTROL BY CURRENT OFFICERS AND DIRECTORS

The present officers and directors control 58.59% of the outstanding shares of the Company's common stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

LIMITED MARKET DUE TO PENNY STOCK

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-22 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2005, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weakness identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

LACK OF ADEQUATE ACCOUNTING STAFF

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company has engaged an independent contractor with extensive SEC reporting experience in public companies. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.


ITEM 8B.  OTHER INFORMATION

None.

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

NAME                       AGE      POSITION                                TERM
-----                      ---      --------                                ----

Robert L. Jones, Jr.       61    Chairman/CEO/Director                   4/1975 - 2006

Jonathan P. Gluckman       41    President/COO/Director                  1/2004 - 2006

Donald C. Kolasch          68    Corporate Counsel, Director             6/1997 - 2006

Patricia E. Jones          62    Secretary, Treasurer, Director          4/1975 - 2006

Emmett Paige, Jr.          72    Director                                6/1998 - 2006

Anthony K. Sebro           61    Director                                10/1993 -2006

Gita Shah                  59    Director                                3/1996 - 2006

Fred L. Alexander          67    Director                                7/1999 - 2006

The Board includes people who currently have or previously had management positions in industry, government, military, and the professions. Currently, individuals on the Board have or currently hold positions which include: past Chief Executive for TRW, LSI Products Inc.; former U.S. Assistant Secretary of Defense; and professionals in corporate law, intellectual property, accounting and medicine. Summary biographical information for each of the directors is presented below:

Robert L. Jones, Jr. - Chairman/CEO/Director

Mr. Jones founded Link Plus Corporation in 1975 and has been its Chief Executive Officer for nearly 30 years. He has over 35 years of experience in industry, at companies such as U.S. Steel, Eastman Kodak, General Electric, and Link Plus Corporation. He has held a multiplicity of positions in corporate management, sales and marketing, intellectual property, manufacturing, and production engineering. Mr. Jones holds a B.S. Degree in Electrical Engineering from Purdue University and a Juris Doctor from The George Washington University, National Law Center.

Dr. Jonathan P. Gluckman - President/COO/Director

Dr. Gluckman has over 18 years experience in corporate management and in research and development of advanced technologies. He led the effort to develop the Advanced Wireless Communications System (AWICS(R)) technology. Dr. Gluckman envisioned a family of semiconductor products and related software concepts that led to the successful introduction of the AWICS(R) chip, and ultimately to the formation of JS Technologies Corporation (now part of Link Plus Corporation). From 1993-1996 Dr. Gluckman worked for JJM Systems (now known as Observation Technologies, Inc.), a small radar-engineering firm that specialized in development of advanced non-cooperative target recognition systems. Dr. Gluckman served as Head of the Intelligent Control Division, was responsible for new business development and was instrumental in development of advanced radar target tracking technology that was successfully incorporated in various commercial and military products. Prior to 1993, Dr. Gluckman managed the US Navy's Advanced Aircraft Human Factors programs (with a budget in excess of $10 million) that resulted in several products being incorporated into operational vehicles including the F-14 and F/A-18 operational aircraft. Dr. Gluckman holds a Ph.D. Degree in Human Factors/Experimental Psychology from the University of Cincinnati.

Donald C. Kolasch - Corporate Counsel/Director

Mr. Kolasch has over 30 years legal experience in intellectual property. As a former senior partner in a well-established patent law firm he is well versed in all facets of patent, copyright, and trademark law, and he is a recognized expert in international practice of patent law. Mr. Kolasch has also served as CEO of an international marketing company specializing in the marketing of its high technology products. Mr. Kolasch holds a B.S. in Chemical Engineering from the University of Missouri, and a Juris Doctor from The Catholic University of America School of Law. He is admitted to bars in New York, The District of Columbia, Virginia, and the U.S. Patent & Trademark Office. He is qualified to practice law before the U.S. Supreme Court, Court of Appeals for the Federal Circuit, U. S. Court of Claims, and the courts of New York, District of Columbia, and Virginia.

Patricia E. Jones - Secretary/Treasurer/Director

Mrs. Jones is a Certified Public Accountant licensed to practice in the State of Maryland. She currently is Director of Disbursements at Providence Hospital in Washington, DC. Mrs. Jones holds a B.S. Degree in Nursing from Georgetown University, M.S. Degree in Nursing from The Catholic University of America, and a Masters of Business Administration in Accounting from The University of Phoenix.
Patricia E. Jones, is the spouse of Robert L. Jones, Jr., Chairman, CEO of the Company.

Fred L. Alexander - Director

Mr. Alexander is president and founder of a consulting firm that provides business development consulting services for high technology firms. He established his company in 1999 after a successful, 35-year career at TRW Inc. where he held a number of key management positions. He served as Vice President and General Manager of TRW's Electronics & Technology Division, a 1,000-person unit that developed and manufactured advanced silicon and gallium arsenide products for TRW's spacecraft payloads. He served as chief executive for TRW LSI Products, Inc., a $25 million per year subsidiary that produced and sold data acquisition and signal processing products to the commercial semiconductor market. Mr. Alexander was a Director of the Staktek Corporation for over 10 years. He holds a B.S Degree and a M.S. Degree in Electrical Engineering from the University of Missouri and is a recipient of the Missouri Honor Award for Distinguished Service in Engineering.

Lt. Gen. Emmett Paige, Jr. - Director

General Paige retired from the U.S. Army where he served over forty years in a variety of assignments including: Commanding General U.S. Army Communications Research and Development Command; Commanding General U.S. Army Electronics Research and Development Command; and Commanding General U.S Army Information Systems Command. From 1993 to 1997, General Paige served as Assistant Secretary of Defense for Command, Control, Communications, and Intelligence.

Anthony K. Sebro - Director

Mr. Sebro has worked in the Financial Services business for the past twenty-five years. He is currently a Program Director with Nationwide Financial Services with direct responsibility for all Counties, Boroughs, Cities and Municipalities in Maryland and Pennsylvania. He was formerly a Partner with the Oxford Investment Group and prior to that President of Titan Investment. Mr. Sebro graduated from Andrews University in Michigan.

Gita Shah, MD - Director

Dr. Shah is the founder and manager of the Intramed Fusion Center specializing in Internal Medicine and Infectious Diseases. She is Chief of Infectious Diseases and Chairman of Pharmacy and Therapeutic Medicine at Prince George's County General Hospital, and Chairperson of Infection Control at Greater Laurel Beltsville Hospital. Dr. Shah holds a M.B.B.S. (foreign equivalent to M.D.) from B.J. Medical College in India. She has a medical license from the State of Maryland with Board Certification, Internal Medicine. Board Member since July 20, 1999.

No director, person nominated to become a director, executive officer, promoter or control person of the Company has been involved in certain legal proceedings including: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Some of the directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

BOARD OF DIRECTORS COMMITTEES

The Board has designated three standing Committees of the Board of Directors those being Audit, Compensation, and Corporate Governance. Each of the standing Committees have or will have presented for Board approval a Committee Charter and shall meet as required to perform the duties stated therein. The following committee memberships and duties were agreed upon and ratified by the Board of
Directors:

   (1) AUDIT COMMITTEE consisting of Anthony Sebro (Chairperson), Patricia E. Jones, and Gita Shah that will review the scope of accounting audits, review with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, review with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes,
   (2) COMPENSATION COMMITTEE consisting of Fred L. Alexander (Chairperson), Jonathan P. Gluckman, and Anthony Sebro, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan, and
   (3) CORPORATE GOVERNANCE COMMITTEE consisting of Emmett Paige, Jr. (Chairperson), Fred Alexander and Donald C. Kolasch, which monitor compliance with good corporate governance standards, identify individuals qualified to become Board members, recommend to the Board director nominees for election at the annual meeting of shareholders or for election by the Board to fill open seats between annual meetings, and review, develop and recommend to the Board corporate governance guidelines applicable to the Corporation.

CODE OF ETHICS

The Company Board has adopted Code of Ethics and Business Conduct that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all employees. Copy of this Policy is contained in the Appendix of this 10KSB.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table below sets forth the compensation for the past three years of (i) the Company's Chief Executive Officer, (ii) the Company's two most highly compensated executive officers other than the CEO and (iii) persons, if any, who would be included except that they were not serving as March 31, 2005.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                   ANNUAL COMPENSATION                                   LONG TERM COMPENSATION
                   ----------------------------------------------------------------------------------------
                                                                 AWARDS                    PAYOUTS
                                                        ---------------------------------------------------
                                                        OTHER             RESTRICTED       SECURITIES
                                                        ANNUAL            STOCK            UNDERLYING LTIP
                                                        COMPENSATION      AWARDS           OPTIONS/SARS
POSITION          YEAR     SALARY($)         BONUS($)           ($)        (S)     (#)          ($)
-----------------------------------------------------------------------------------------------------------
Robert L          2005     $360,000          $0(1)<F1>           0                  0            0
Jones, Jr.        2004     $360,000          $0(1)<F1>           0                  0            0
CEO (1)           2003     $360,000          $0(1)<F1>           0                  0            0
-----------------------------------------------------------------------------------------------------------
Jonathan          2005     $200,000          $0(1)<F1>           0                  0            0
Gluckman          2004     $200,000          $0(1)<F1>           0                  0            0
President/
COO (1)<F1>
-----------------------------------------------------------------------------------------------------------
Donald C.         2005     $300,000          $0(1)<F1>           0                  0            0
Kolasch           2004     $300,000          $0(1)<F1>           0                  0            0
Chief             2003     $250,000          $0(1)<F1>           0                  0            0
Counsel (1)<F1>
------------------------------------------------------------------------------------------------------------

(1)<F1> Upon recommendations of the Compensation Committee, the Board of Directors adopted a salary and performance based bonus compensation system for the executive officers of the company. The plan covers the Chairman/CEO, President/COO, Chief Financial Officer, and Chief Counsel. Job specific performance metrics are used by the Compensation Committee and the Board of Directors to evaluate management and determine the amount of the bonus that has been earned by each individual up to the bonus cap. Bonuses may be paid out as cash or stock. The following table sets forth the summary compensation packages for the 2006 fiscal year for existing and future executive positions:



--------------------------------------------------------------------------------
POSITION              BASE COMPENSATION              PERFORMANCE BASED BONUS CAP
--------------------------------------------------------------------------------
Chairman and CEO            $185,000                           $215,000
President and COO           $165,000                           $165,000
CFO                         $160,000                           $140,000
Chief Counsel               $165,000                           $165,000
--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORSIn the year ended March 31, 2005, the members of the Board of Directors were issued 693,888 shares of common stock as compensation. The shares were valued at $0.25 per share and board of directors fees of $173,472 were charged to operations for the year ended March 31, 2005 (1). The common stock was issued to the members as follows:


ROBERT L. JONES, JR.             93,408

JONATHAN P. GLUCKMAN             40,032

DONALD C. KOLASCH                93,408

PATRICIA E. JONES                93,408

FRED L. ALEXANDER                93,408

GITA SHAH                        93,408

EMMETT PAIGE                     93,408

ANTHONY K. SEBRO                 93,408

(1) Upon recommendation of the Compensation Committee, the Board of Directors ratified the following change in the annual compensation of the members effective April 1, 2005. Compensation will now be $12,000 annually, payable quarterly in cash or in shares of Company stock at the market share price at the time the compensation is due. In addition, each director shall be paid a sum of $500 for attendance at each of the formal board meetings. Outside Directors who are participating on official Board committees shall have the option to bill for services at a fixed rate of $150.00 per hour with same cash or stock payment terms.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on March 31, 2005, by each officer and director, and all officers and directors as a group, as well as all persons who own greater than 5% of our outstanding shares:

                                   NUMBER OF SHARES       PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)      BENEFICIALLY OWNED      BENEFICIALLY OWNED (2)

Robert L. Jones, Jr.                 9,330,500 (3)               31.96
6527 Frietchie Row
Columbia, MD 21045

Jonathan P.Gluckman                  4,557,996 (7)               15.61
907 Golden Eye Court
Arnold, MD  21012

William A. McConarty                 1,903,103                    6.52
10097 Colonial Drive
Ellicott City, MD 21042

Donald C. Kolasch                    2,082,837 (4)                7.13
6899 McLean Province Circle
Falls Church, VA 22043

Mikiya Nemoto                        1,559,618                    5.34
1-10-8 Hijirigaoka
Tokyo, Japan

Anthony K. Sebro                       249,208 (5)                0.85
5117 Columbia Road
Columbia, MD 21044

Patricia E. Jones                      224,208 (5)                0.77
6527 Frietchie Row
Columbia, MD 21045

Gita Shah                              224,208 (5)                0.77
9209 Pegasus Ct.
Potomac, MD 20854

Emmett Paige, Jr.                      224,208 (5)                0.77
122 Cross Foxes Drive
Fort Washington, MD 20744

Fred L. Alexander                      213,708 (5)                0.73
9671 Brynmar Drive
Villa Park, CA 92861


All Officers, Directors or           20,569,594 (6)              70.46
Significant holders as a
group (10 persons)


(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) Percentages before issuance are based on 29,193,501 shares of common stock outstanding as of March 31, 2005.

(3)    Includes 400,000 shares issuable upon exercise of vested stock options.

(4)    Includes 300,000 shares issuable upon exercise of vested stock options.

(5)    Includes 100,000 shares issuable upon exercise of vested stock options.

(6)    Includes 300,000 shares issuable upon exercise of vested stock options.

(7) This includes 2,364,000 shares of the Link Plus stock that were previously held by Integrated Dynamics, Inc. This company was wholly owned by Dr. Gluckman and was dissolved as of December 2004. All of its assets including the shares of Link Plus stock have been transferred to Dr. Gluckman. The stock transfer has been applied for but is still pending.

The Company is not aware of any arrangements that may result in a change in control of the Company.

At March 31, 2005, our equity compensation plans were as follows:

---------------------------------------------------------------------------------------------------
                             # OF SECURITIES TO BE        WEIGHTED AVERAGE        # OF SECURITIES
                            ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     REMAINING AVAILABLE
                             OUTSTANDING WARRANTS,      OUTSTANDING OPTIONS,        FOR FUTURE
PLAN CATEGORY                 OPTIONS AND RIGHTS         WARRANTS AND RIGHTS        ISSUANCE

---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                     --                          --                    --
security holders
---------------------------------------------------------------------------------------------------
Equity compensation
plans not approved                 4,592,910                     $1.00               20,806,499
by security holders
---------------------------------------------------------------------------------------------------
            Total                  4,592,910                     $1.00               20,806,499
---------------------------------------------------------------------------------------------------

During the period 2000 to the present the Company has issued 2,782,008 options to purchase Common Stock . The exercise price is $1.00 per share and the exercise period averages 4.9 years. 100,000 options expired in the period ended March 31,2005. The options outstanding at March 31, 2005 are 2,682,008.

During the period 1998 to the present the Company has issued 6,612,558 warrants. The average exercise price is $0.58 per share and the exercise period averages
3.4 years.

To date, none of the options or warrants has been exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the shareholders is $93,521. Interest is computed at ten percent per annum. Accrued and unpaid interest due to the shareholders is $46,121 and $36,769 as of March 31, 2005 and 2004, respectively.

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the Company's CEO is $0 and $66,826, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist. The officer was issued 250,000 shares of common stock in exchange for the $66,826 of note payable in December 2004 and accrued unpaid interest of $183,174.

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the Company's board member and shareholder is $180,691. Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $105,218 and $87,149 as of March 31, 2005 and 2004, respectively. No formal repayment terms or arrangements exist.

During the year ended March 31, 2005 and 2004, the Company's officers advanced funds to the Company for working capital purpose, and the amounts due to officers were $17,838 and $664 at March 31, 2005 and 2004, respectively. No formal repayment terms or arrangements exist.

During the year ended March 31, 2005, the Company issued a promissory note in the amount of $93,000 to an investor in exchange for $53,000 of funds the investor previously advanced to the Company for working capital purpose, and $40,000 of liability due to the investor by a related party of the Company. The Company assumed the $40,000 of liability from the related party and accounted for the liability assumed as other expense during the year ended March 31, 2005.

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



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal years ended March 31, 2005 and 2004, our principal accountant billed $31,033 and $22,000 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and 10-KSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

For the fiscal years ended March 31, 2005 and 2004, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for fiscal years 2005 and 2004.

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


Date:  June 29, 2005                   By:  /s/ ROBERT L. JONES, JR.
---------------------------         ----------------------------------
                                    Robert L. Jones, Jr., Chairman, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                POSITION                            DATE

/s/ ROBERT L. JONES, JR.         Chairman, CEO                     June 29, 2005
------------------------------
Robert L. Jones, Jr.

/s/ JONATHAN P. GLUCKMAN         President/COO and Director        June 29, 2005
------------------------------
Jonathan P. Gluckman

/s/ DONALD C. KOLASCH            Corporate Counsel/Director        June 29, 2005
------------------------------
Donald C. Kolasch

/s/ PATRICIA E. JONES            Secretary/Treasurer
------------------------------   (Principal Financial
Patricia E. Jones                and Accounting Officer)           June 29, 2005


/s/ EMMETT PAIGE, JR.            Director                          June 29, 2005
------------------------------
Emmett Paige, Jr.


/s/ ANTHONY K. SEBRO             Director                          June 29, 2005
------------------------------
Anthony K. Sebro


/s/ GITA SHAH                    Director                          June 29, 2005
------------------------------
Gita Shah

/s/ FRED L. ALEXANDER            Director                          June 29, 2005
------------------------------
Fred L. Alexander

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             MARCH 31, 2005 AND 2004

                              LINK PLUS CORPORATION

                              LINK PLUS CORPORATION

                          Index to Financial Statements


                                                                                   PAGE
Report of Registered Independent Certified Public Accounting Firm                  F-3
Consolidated Balance Sheets at March 31, 2005 and 2004                             F-4
Consolidated Statements of Losses for the years ended March 31, 2005 and           F-5
2004
Consolidated Statements of Deficiency in Stockholders' Equity for the
years ended March 31, 2005 and 2004                                                F-6
Consolidated Statements of Cash Flows for the years ended March 31, 2005
and 2004                                                                        F-7 ~ F-8
Notes to Consolidated Financial Statements                                      F-9 ~ F-22


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM



The Board of Directors
Link Plus Corporation
Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Link Plus Corporation and its wholly owned subsidiary (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                          /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI, LLP
                          ------------------------------------------------------
                            Russell Bedford Stefanou Mirchandani, LLP
                            Certified Public Accounting Firm





McLean, Virginia
June 14, 2005

                              LINK PLUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004


                                                                 2005                   2004
                                                                 ----                   ----
ASSETS

Current assets:
Cash and cash equivalents                                   $        72,617       $            43

Prepaid expenses                                                          -                 6,819
                                                            ----------------      ----------------
Total current assets                                                 72,617                 6,862

Property and equipment, net of accumulated
depreciation of $490,741 and $489,225 at March 31,
2005 and 2004, respectively (Note C)                                  1,706                 1,584

Other assets:

Deposits                                                             10,619                 6,819
                                                            ----------------      ----------------
Total other assets                                                   10,619                 6,819

Total assets                                                $        84,942       $        15,265
                                                            ================      ================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Cash disbursed in excess of available funds                 $           163       $           205
Accounts payable and accrued liabilities (Note D)                 3,692,135             3,325,850
Deferred revenue (Note A and J)                                     200,000               200,000
Advances from officers (Note L)                                      17,838                   664
Other advances                                                        6,000                61,400
Notes payable, current portion (Note E)                             423,712               391,538
                                                            ----------------      ----------------
Total current liabilities                                         4,339,848             3,979,657


Commitments and contingencies (Note J)                                    -                     -

Deficiency in stockholders' equity:
Common stock, par value $.005 per share;
50,000,000 shares authorized; 29,193,501 and
20,356,771 shares issued and outstanding at March
31, 2005 and 2004, respectively (Note F)                            145,968               101,784
Additional paid-in capital                                       13,252,848            11,057,257
Common stock subscription payable (Note F)                           34,000               936,564
Accumulated deficit                                             (17,687,722)          (16,059,997)
                                                            ----------------      ----------------
                                                                 (4,254,906)           (3,964,392)
Total liabilities and deficiency in stockholders'
equity                                                      $        84,942       $        15,265
                                                            ================      ================



          See accompanying notes to consolidated financial statements.
                                       F-4

                             LINK PLUS CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                            2005                 2004
                                                            ----                 ----

REVENUES:
Sales, net                                            $     165,568        $           -
Cost of sales                                                54,442                    -
                                                      --------------       --------------
Gross profit                                                111,126                    -

Operating expenses:
Selling, general and administrative                       1,690,907              856,540
Acquisition costs (Note B)                                        -            2,142,475
Depreciation(Note C)                                          1,516                1,106
                                                      --------------       --------------
Total operating expenses                                  1,692,423            3,000,121


Loss from operations                                     (1,581,297)          (3,000,121)

Other expense:

Interest expense, net                                       (46,428)             (67,543)
                                                      --------------       --------------
Total other expense                                         (46,428)             (67,543)

Net loss before income taxes                             (1,627,725)          (3,067,664)


Provision for income taxes                                        -                    -
                                                      --------------       --------------
Net loss                                             $   (1,627,725)       $  (3,067,664)
                                                     ===============       ==============

Loss per common share (basic and assuming
dilution) (Note I)                                   $        (0.07)       $       (0.15)
                                                     ===============       ==============

Weighted average shares outstanding (basic
and diluted)                                             23,591,431           20,318,519
                                                     ===============       ==============



          See accompanying notes to consolidated financial statements.
                                       F-5

                              LINKPLUS CORPORATION
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                       ADDITIONAL
                                                        PAR STOCK       PAID-IN        COMMON STOCK     ACCUMULATED
                                       COMMON SHARES      AMOUNT        CAPITAL        SUBSCRIPTION       DEFICIT          TOTAL

BALANCE AT APRIL 1, 2003                  20,194,269   $  100,971    $  10,745,065     $         -     $ (12,992,333)   $(2,146,297)
Issuance of common stock to
officers and board of directors in
exchange for services                        150,502          753          300,252               -                 -        301,005
Issuance of common stock in
exchange for cash, net of costs and
fees                                          12,000           60           11,940               -                 -         12,000
Common stock subscription in
connection with acquisition of JS
Technologies, Corp. (Note B)                       -            -                -         936,564                 -        936,564

Net Loss                                           -            -                -               -        (3,067,664)    (3,067,664)
                                       -------------   ----------    -------------     -----------     --------------   ------------
BALANCE OF MARCH 31, 2004                 20,356,771   $  101,784    $  11,057,257     $   936,564     $ (16,059,997)   $(3,964,392)

Common stock subscription                          -            -                -          34,000                 -         34,000
Common stock issued in exchange for
other expense                                 20,262          101            3,951               -                 -          4,052
Common stock issued in exchange for
cash, net of costs and fees                1,133,000        5,665          291,335               -                 -        297,000
Common stock issued in exchange for
notes payable and accrued interest         1,000,000        5,000          245,000               -                 -        250,000
Common stock issued in connection
with acquisition of JS
Technologies, Corp. (Note B)               3,672,800       18,364          918,200        (936,564)                -              -
Common stock issued in exchange for
notes payable                                100,000          500           24,500               -                 -         25,000
Common stock issued in exchange for
accrued liabilities and other
advances                                   2,153,964       10,770          526,371               -                 -        537,141
Common stock issued in exchange for
accrued liabilities                           12,816           64            3,139               -                 -          3,203
Issuance of common stock in
exchange for services rendered               743,888        3,720          182,252               -                 -        185,972
Warrants issued to consultants in
exchange for services rendered                     -            -              843               -                 -            843

Net Loss                                           -            -                -               -        (1,627,725)    (1,627,725)
                                       -------------   ----------    -------------     -----------     --------------   ------------
BALANCE AT MARCH 31, 2005                 29,193,501   $  145,968    $  13,252,848     $    34,000     $ (17,687,722)   $(4,254,906)
                                       =============   ==========    =============     ===========     ==============   ============

          See accompanying notes to consolidated financial statements.
                                       F-6

                              LINK PLUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                         2005                  2004
                                                                         ----                  ----
Cash flows from operating activities:
Net loss                                                          $   (1,627,725)      $   (3,067,664)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation (Note C)                                                      1,516                1,106
Common stock issued in exchange for services and
compensation (Note F)                                                    185,972              301,005
Stock warrants issued in exchange for services (Note G)                      843                    -
Common stock issued in exchange for other expense (Note F)                 4,052                    -
Issuance of notes payable in connection with related party
liabilities assumed by the Company (Note E)                               40,000                    -
Acquisition costs (Note B)                                                     -            2,142,475
Changes in assets and liabilities:

Deposits and other assets                                                  3,019              (13,639)
Cash disbursed in excess of available funds                                  (42)                 205
Accounts payable and accrued expenses                                  1,087,403              563,148
                                                                  ---------------      ---------------
Net cash (used in) operating activities                                 (304,962)             (73,364)

Cash flows from investing activities:

Capital expenditures                                                      (1,638)                   -
                                                                  ---------------      ---------------
Net cash (used in) investing activities                                   (1,638)                   -

Cash flows from financing activities:
Proceeds from sale of common stock and common stock
subscription (Note F)                                                    331,000               12,000
Proceeds from notes payable, net of repayments (Note E)                   31,000               60,700
Proceeds from (repayments of) officer advances (Note L)                   17,174                  664
                                                                  ---------------      ---------------
Net cash provided by financing activities                                379,174               73,364


Net increase in cash and cash equivalents                                 72,574                    -
Cash and cash equivalents at beginning of year                                43                    -
Cash acquired in connection with acquisition of JST
Technologies (Note B)                                                          -                   43
                                                                  ---------------      ---------------
Cash and cash equivalents at end of year                          $       72,617       $           43
                                                                  ===============      ===============



           See accompanying notes to consolidated financial statements
                                       F-7

                              LINK PLUS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                         2005                   2004
                                                                         ----                   ----
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                              $          -            $          -
Cash paid for income taxes                                                     -                       -
Common stock issued in exchange for services and accrued
compensation (Note F)                                                    185,972                 301,005
Stock warrants issued for services (Note G)                                  843
Common stock issued in exchange for accrued liabilities (Note F)
Common stock issued in exchange for other advances (Note F)                2,400                       -
Common stock issued in exchange for other expense (Note F)                 4,052                       -
Common stock issued to related party in exchange for notes
payable (Note E and F)                                                    66,826                       -
Common stock issued to related party in exchange for
accrued interest (Note E and F)                                          183,174                       -
Common stock issued in exchange for notes payable (Note F)                25,000                       -
Other advances converted to promissory note (Note E)                      53,000                       -
Issuance of notes payable in connection with related party
liabilities assumed by the Company (Note E)                               40,000                       -
Acquisition of JS Technologies Corp.: (Note B)
Assets acquired                                                                -                      43
Liabilities assumed                                                            -              (1,205,954)
Common stock to be issued                                                      -                (936,564)
Acquisition costs                                                              -               2,142,475
                                                                    ------------            -------------
Net cash paid for acquisition                                       $          -            $          -
                                                                    ============            =============


           See accompanying notes to consolidated financial statements
                                       F-8

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company recorded deferred revenues of $200,000 as of March 31, 2005 and 2004 (see Note J).

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses as incurred. For the years ended March 31, 2005 and 2004, advertising costs were not material to the statement of losses.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended March 31, 2005 and 2004.

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

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                              2005               2004
                                                                              ----               ----
Net loss - as reported                                                      $ (1,627,725)      $ (3,067,664)
Add:  Total  stock  based  employee  compensation  expense as reported
under intrinsic value method (APB. No. 25)                                              -                 -
Deduct:  Total stock based employee  compensation  expense as reported
under fair value based method (SFAS No. 123)                                    (137,573)
                                                                            -------------      -------------
Net loss - Pro Forma                                                        $ (1,765,298)      $ (3,067,664)
                                                                            =============      =============
Net loss attributable to common stockholders - Pro forma                    $ (1,765,298)      $ (3,067,664)
                                                                            =============      =============
Basic (and assuming dilution) loss per share - as reported                  $      (0.07)      $      (0.15)
                                                                            =============      =============
Basic (and assuming dilution) loss per share - Pro forma                    $      (0.07)      $      (0.15)
                                                                            =============      =============

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the fourth quarter of fiscal year 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

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

CONCENTRATION OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company has no accounts receivable and allowance for doubtful accounts at March 31, 2005 and 2004.

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

LIQUIDITY

As reflected in the accompanying financial statements, the Company incurred net losses of $1,627,725 and $3,067,664 for the years ended March 31, 2005 and 2004, respectively, and has an accumulated deficit of $17,687,722 as of March 31, 2005. In addition, the Company's current liabilities exceeded its current assets by $4,267,231 as of March 31, 2005.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

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

PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of March 31, 2005 and 2004.

NET EARNINGS (LOSSES) PER COMMON SHARE

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.


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

In connection with the Agreement, JST transferred to the Company all of its assets and liabilities in exchange for a total of 3,672,800 shares of the Company's restricted common stock and 327,200 warrants with an exercise price of $1.00 per share that expire 4 years from the date of the acquisition. The restricted common shares were issued in September 2004 (Note F). The common shares issued in connection with the Agreement were valued based on the fair market value at the date of acquisition. The Company has charged to operations the acquisition costs of $2,142,475 during the year ended March 31, 2004.

The following summarizes the acquisition of JST:

3,672,800 shares of  common  stock to be issued                 $  (936,564)
Assets acquired                                                          43
Liabilities assumed                                              (1,205,954)
                                                                ------------
Acquisition costs                                               $ 2,142,475
                                                                ============

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at March 31, 2005 and 2004 consist of the following:

                                                  2005              2004
                                                  ----              ----
  Furniture & Fixtures                        $  437,029        $   435,391
  Leasehold Improvements                          48,560             48,560
  Computer Equipment
                                              -----------       ------------
                                                   6,858              6,858
                                              -----------       ------------
     Total                                       492,447            490,809
  Accumulated Depreciation                      (490,741)          (489,225)
                                              -----------       ------------
                                              $    1,706        $     1,584
                                              ===========       ============

Depreciation expense included as a charge to income amounted to $1,516 and $1,106 for the year ended March 31, 2005 and 2004, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities at March 31, 2005and 2004 are as follows:

                                                  2005               2004
                                                  ----               ----
  Accrued payroll and payroll taxes          $  1,900,523       $    993,315
  Accrued expenses                              1,594,145          1,917,053
  Accrued interest                                197,467            415,482
                                             ------------       ------------
  Total                                      $  3,692,135       $  3,325,850
                                             ============       ============

NOTE E - NOTES PAYABLE

Notes payable at March 31, 2005 and 2004 are as follows:

                                                                                    2005                2004
                                                                                    ----                ----
     Series of advances unsecured and payable on demand to Company officer, accrues interest at 10% per annum compounded daily, (see
     Note L) (a)                                                                $          -        $   66,826
     Series of advances unsecured and payable on demand to Company board member and shareholder, accrues interest at 10% per annum
     compounded daily, (see Note L)                                                  180,691           180,691
     Series of advances unsecured and payable on demand to Company
     shareholder, accrues interest at 10% per annum, (see Note L)                     36,321            36,321
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum, (see Note L)                                          30,000            30,000
     Unsecured note payable on demand, accrues interest at 10% per annum               2,000             2,000
     Unsecured note payable on demand, accrues interest at 0% per annum                    -             7,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                       1,500             1,500


                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE E - NOTES PAYABLE (CONTINUED)

     (CONTINUED)

                                                                                    2005                2004
                                                                                    ----                ----

     Unsecured note payable on demand, accrues interest at 10% per annum              10,000            10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum (see Note L)                                            7,200             7,200
     Unsecured note payable accrues interest at 12% per annum, original
     maturity date was November 12, 2004, extended maturity date is June              30,000            30,000
     1, 2005.
     Unsecured note payable accrues interest at 10% per annum; maturity
     date is August 18, 2005                                                          13,000                 -
     Unsecured note payable, accrues interest at 10% per annum, minimum monthly payment of $2,000 with the balance due no later than
     October 2007; early redemption is expected when Company has
     available funds.  (b)                                                            93,000                 -
                                                                                ------------        -----------
     Total                                                                      $    423,712        $  391,538
     Less: current portion                                                          (423,712)         (391,538)
                                                                                -------------       -----------
                                                                                $          -        $        -
                                                                                =============       ===========

(a) During the year ended March 31, 2005, the officer agreed to exchange previously issued notes payable of remaining principal amount of $66,826 and unpaid accrued interest of $183,174 into 1,000,000 shares of the Company's restricted common stock. The Company's officer also received 1,000,000 warrants expire four year from the issuance date with an exercise price of $0.50 per share. The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into. Accordingly, no intrinsic value or imbedded beneficial conversion feature was recorded in connection with the conversion of debt.

(b) During the year ended March 31, 2005, the Company issued a promissory note in the amount of $93,000 to an investor in exchange for $53,000 of funds the investor previously advanced to the Company for working capital purpose, and $40,000 of liability due to the investor by a related party of the Company. The Company assumed the $40,000 of liability from the related party and accounted for the liability assumed as other expense during the year ended March 31, 2005.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of March 31, 2005 and 2004, the Company has issued and outstanding 29,193,501 and 20,356,771 shares of common stock, respectively. On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the year ended March 31, 2004, the Company issued an aggregate of 150,502 shares of the Company's common stock to Company's officers in exchange for services provided to the Company. The Company valued the shares issued at $301,005, which approximated the fair value of the shares issued during the period the services were rendered. Compensation costs charged to income during the year ended March 31, 2004 were $301,005. Additionally, the Company issued an aggregate of 12,000 shares of its common stock to sophisticated investors in exchange for $12,000, net of costs and fees, in connection with the Company's private placement.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE F - CAPITAL STOCK (CONTINUED)

During the year ended March 31, 2005, the Company received proceeds of $297,000, net of costs and fees, from investors for an aggregate of 1,133,000 shares of common stock subscribed and issued. The Company also received $34,000 of proceeds, net of costs and fees, for 136,000 common shares subscribed. As of March 31, 2005, the 136,000 shares of common stock have not been issued, and accordingly were accounted as stock subscription payable. The Company issued 1,000,000 shares of its common stock to its officer in exchange for $66,826 of notes payable (Note E) and $183,174 of unpaid accrued interest (Note L). The Company also issued an aggregate of 20,262 shares of common stock to settle claims from five individuals that purchased the Company's common stock from the Company's former officer. The shares issued were valued based on the fair market value of the Company's common stock at the time of issuance. The Company did not receive proceeds from those individuals and has accounted the common shares issued, valued at $4,052, as other expense during the year ended March 31, 2005. The Company issued an aggregate of 3,672,800 shares of its restricted common stock, valued at $936,564, in connection with the acquisition of JST Technologies in December 2003 (Note B). Additionally, the Company issued an aggregate of 743,888 shares to officers and directors in exchange for $185,972 of services rendered, which approximated the fair value of the shares issued during the period services were rendered. The Company issued an aggregate of 100,000 to an investor in exchange for $25,000 of previously accrued notes payable issued during the year ended March 31, 2005. The Company issued an aggregate of 2,153,964 shares of common stock to a creditor in exchange for $534,741 of previously accrued liabilities and $2,400 of funds the creditor previously advanced to the Company. The Company issued an aggregate of $12,816 share of common stock to a vendor in exchange for $3,203 of previously incurred debt.

NOTE G - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2005.

                     OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                              Weighted
                                               Average
                                              Remaining
                            Number        Contractual Life                Number        Weighted Average
   EXERCISE PRICES:       OUTSTANDING          (YEARS)                 EXERCISABLE       EXERCISE PRICE
   ----------------       -----------     ----------------             -----------      ----------------
                $1.00        2,682,008               4.90                2,682,008                  $1.00
                             =========               ====                =========                  =====


Transactions involving the Company's options issuances are summarized as follows:

                                                 Number of      Weighted Average
                                                  SHARES         EXERCISE PRICE
   Outstanding at April 1, 2003                  2,782,008             $   1.00
   Granted                                               -                    -
   Exercised                                             -                    -
   Cancelled or Expired                                  -                    -
                                                -----------            ---------
   Outstanding at March 31, 2004                 2,782,008             $   1.00
                                                ===========            =========
   Granted                                               -                    -
   Exercised                                             -                    -
   Cancelled or Expired                           (100,000)                   -
                                                -----------            ---------
   Outstanding at March 31, 2005                 2,682,008             $   1.00
                                                ===========            =========

The Company did not grant stock options to shareholders or employees during the year ended March 31, 2005 and 2004. All previous granted stock options vested at the time of issuance.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE G - STOCK OPTIONS AND WARRANTS

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2005.

                     WARRANTS OUTSTANDING                               WARRANTS EXERCISABLE
                                     Weighted
                                     Average          Weighted
                                    Remaining          Average
        Exercise     Number      Contractual Life      Exercise          Number       Weighted Average
         PRICES   OUTSTANDING        (YEARS)            PRICE         EXERCISABLE      EXERCISE PRICE
         ------   -----------        -------            -----         -----------      --------------
        $  1.00     1,047,802           1.86           $   1.00         1,047,802             $ 1.00
           0.50     5,590,756           3.67               0.50         5,465,756               0.50
                    ---------           ----           --------         ---------             ------
                    6,638,558           3.39           $   0.58         6,513,558             $ 0.58
                    =========           ====           =========        =========             ======

Transactions involving the Company's warrant issuances are summarized as follows:

                                                 Number of      Weighted Average
                                                   SHARES         EXERCISE PRICE
   Outstanding at April 1, 2003                   1,755,302             $   1.00
   Granted                                          327,200                 1.00
   Exercised                                              -                    -
   Cancelled or Expired                            (871,600)                1.00
                                                 -----------            --------
   Outstanding at March 31, 2004                  1,210,902             $   1.00
                                                 ===========            ========
   Granted                                        5,590,756                 0.50
   Exercised                                              -                    -
   Cancelled or Expired                            (163,100)                1.00
                                                 -----------            --------
   Outstanding at March 31, 2005                  6,638,558             $   0.58
                                                 ===========            ========

The Company did not granted any compensatory warrants to employees or consultants during the year ended March 31, 2004. The Company granted 5,976 compensatory warrants to an attorney in exchange for services during the year ended March 31, 2005. The estimated value of warrants granted and vested was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 1.46%, a dividend yield of 0% and volatility of 121%. Compensation expense of $843 was charged to operations during the year ended March 31, 2005. Additionally, the Company granted an aggregate of 1,225,000 compensatory warrants to employees in exchange for services rendered during the year ended March 31, 2005. Among the 1,225,000 compensatory warrants granted to employees, 1,100,000 warrants were vested during the year ended March 31, 2005. If the Company recognized compensation cost for compensatory warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,765,298) and $(0.07) for the year period ended March 31, 2005 and $(3,067,664) and $(0.15) for the year ended March 31, 2004.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE H - INCOME TAXES

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

At March 31, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $17,687,000, expiring the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2005 are as follows:

                Non current:
                Net operating loss carryforward         $   6,171,000
                Valuation allowance                        (6,171,000)
                                                        --------------
                Net deferred tax asset                  $           -
                                                        ==============

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                     2005              2004
                                                     ----              ----
Net loss available for common shareholders      $ (1,627,725)      $ (3,067,664)
                                                =============      =============
Basic and fully diluted loss per share          $       (.07)      $      (0.15)
                                                =============      =============
Weighted average common shares outstanding        23,591,431         20,318,519
                                                =============      =============

NOTE J - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company entered into a five-year lease agreement to lease office and distribution space for its corporate offices in Columbia, Maryland, commencing January 2004. The Company also entered into a twelve-month lease agreement to lease an office in Irvine, California, expiring December 2005. Commitments for minimum rentals under non-cancelable leases at March 31, 2005 are as follows:

                    2005               $ 122,679
                    2006                  90,651
                    2007                  95,073
                    2008                  99,495
                                       ---------
                                       $ 407,898
                                       =========

Total rental expenses charged to operations for the years ended March 31, 2005 and 2004 are $160,613 and $32,024, respectively.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

SALES AGREEMENT

On June 14, 2000, the Company signed a sales agreement with Japan Radio Company, Ltd. ("JRC") to provide the Model No. 4000C chip with the Company's Lincompex software over a period of 13 years. JRC ordered the initial 2000 chips and pre-paid $200,000 to the Company for these chips. As of March 31, 2005 and 2004, the chips have not been delivered to JRC and thus, revenue has been deferred.

LICENSE AGREEMENT

The Company entered into a Strategic Relationship and License Agreement with The Johns Hopkins University acting through its Applied Physics Laboratory ("JHU/APL") on September 21, 2001. The Company desires to commercially develop, manufacture, use and distribute products and processes embodying the JHU/APL Intellectual Property throughout the world. The Company is required to make a $2,000 annual payment to JHU/APL. In addition, the Company is required to pay JHU/APL a cumulative royalty for each licensed product sold or leased at fifty percent of all sublicense revenues received by the Company. As of March 31, 2005 and 2004, the Company has not received any sublicense revenues.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with three Executive Officers. These agreements provide for annual base compensation of approximately $860,000 per annum. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The agreements provide for additional incentives in the form of bonuses for performance and also provide for the issuance of equity compensation.

In March 2005, the three Executive Officers agreed to accept an aggregate of 4,970,446 stock options to purchase 4,970,446 shares of the Company's common stock in exchange for all accrued unpaid salaries. The issuance of stock options has been approved by the board but pending for shareholders approval. Subject to shareholders' approval, the stock options may be exercised on a cashless basis, and the maximum duration of the stock options will be 20 years from issuance.

Pursuant to the employment agreement the Company entered into with its Executive Vice President ("Employees") dated December 2003, Employee shall be eligible to receive warrants to purchase 336,400 shares of the Company's common stock. The warrants shall be issued and become fully vested upon the Company closing its first contract following the date of the employment agreement that results from Employee's efforts. Each warrant will entitle Employee to purchase one share of the Company's common stock at a price of $1.00 per share and the warrants expire 4 years from the vesting date. As of March 31, 2005 the warrants have not been granted to Employee. The Company plans to issue the warrants in the first quarter of fiscal year 2006.

LITIGATION

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                              LINK PLUS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE K - BUSINESS CONCENTRATION

The Company did not generate revenues and did not have suppliers which accounted for more than 10% of total purchases during the year ended March 31, 2004. Revenue from two (2) major customers amounted $144,056 or 88% of sales for the year ended March 31, 2005. Purchases from the Company's two major suppliers amounted $38,741 or 71% of total purchases for the year ended March 31, 2005. Total accounts payable of $2,500 was due to these two suppliers as of March 31, 2005.

NOTE L - RELATED PARTY TRANSACTIONS

Several shareholders advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the shareholders is $93,521. Interest is computed at ten percent per annum (see Note E). Accrued and unpaid interest due to the shareholders is $46,121 and $36,769 as of March 31, 2005 and 2004, respectively.

The Company's Chief Executive Officer has advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the Company's CEO is $0 and $66,826, respectively. Interest is compounded daily at ten percent per annum. No formal repayment terms or arrangements exist. The officer was issued 250,000 shares of common stock in exchange for the $66,826 of note payable in December 2004 (Note E) and accrued unpaid interest of $183,174 (Note F).

A board member and shareholder of the Company has advanced funds to the Company for working capital purposes. As of March 31, 2005 and 2004, the amount due to the Company's board member and shareholder is $180,691 (Note E). Interest is compounded daily at ten percent per annum. Accrued and unpaid interest due to the Company's board member and shareholder is $105,218 and $87,149 as of March 31, 2005 and 2004, respectively. No formal repayment terms or arrangements exist.

During the year ended March 31, 2005 and 2004, the Company's officers advanced funds to the Company for working capital purpose, and the amounts due to officers were $17,838 and $664 at March 31, 2005 and 2004, respectively. No formal repayment terms or arrangements exist.

NOTE M - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $1,627,725 and $3,067,664 for the year ended March 31, 2005 and 2004, respectively, and has an accumulated deficit of $17,687,722 as of March 31, 2005. In addition, the Company has had negative cash flow from operating activities for the years ended March 31, 2005 and 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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