Form 10QSB
period 2005-06-30
LINK PLUS CORP
filed 2005-08-19
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2005

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from ________ to ___________

                        Commission file number: 000-50077

                              LINK PLUS CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               52-1018174
      (State or other jurisdiction of           (IRS Employer Identification
       incorporaton or organization)                         No.)

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

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              The issuer had 30,846,149 shares of its common stock
                        outstanding as of June 30, 2005.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
                  June 30, 2005 and March 31, 2005

         Condensed Consolidated Statements of Losses:
                  For the three months ended June 30, 2005 and 2004

         Condensed Consolidated Statements of Cash Flows:
                  For the three months ended June 30, 2005 and 2004

         Notes to Unaudited Condensed Consolidated Financial Information
                  June 30, 2005

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES

                              LINK PLUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)             (Audited)
                                                             JUNE 30, 2005         MARCH 31, 2005
ASSETS
Current assets:
Cash and cash equivalents                                   $      29,458         $       72,617
Prepaid expenses                                                      300                      -
                                                            -------------         ----------------

Total current assets                                               29,758                 72,617

Property and equipment, net of accumulated
depreciation of $510,700 and $490,741 at June 30,
2005 and March 31, 2005, respectively                              16,860                  1,706

Other assets:
Prepaid expenses                                                  139,276                      -
Deposits                                                           10,619                 10,619
                                                            --------------        ---------------
Total other assets                                                149,895                 10,619

Total assets                                                $     196,513         $       84,942
                                                            ==============        ===============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds                 $           -         $          163
Accounts payable and accrued liabilities                        3,725,235              3,692,135
Deferred revenue                                                  200,000                200,000
Advances from officers                                             17,838                 17,838
Other advances                                                      6,000                  6,000
Notes payable, current portion (Note B)                           383,391                423,712
                                                            --------------        ---------------
Total current liabilities                                       4,332,464              4,339,849


Commitments and contingencies                                           -                      -

Deficiency in stockholders' equity:
Common stock, par value $.005 per share;
50,000,000 shares authorized; 30,846,149 and
29,193,501 shares issued and outstanding at June
30, 2005 and March 31, 2005, respectively (Note C)                154,230                145,967
Additional paid-in capital                                     13,613,998             13,252,849
Common stock subscription payable (Note C)                        257,000                 34,000
Accumulated deficit                                           (18,161,179)           (17,687,722)
                                                            --------------        ---------------
                                                               (4,135,951)            (4,254,907)

Total liabilities and deficiency in stockholders'
equity                                                      $     196,513         $       84,942
                                                            ==============        ===============



                See accompanying notes to the unaudited condensed
                       consolidated financial information

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                              For The Three Months Ended June 30,
                                                                    2005                 2004
                                                                    ----                 ----
Revenues, net                                                 $           -        $      35,140
Cost of sales                                                             -                3,932
                                                              --------------       --------------

Gross profit                                                              -               31,208

Operating expenses:
Selling, general and administrative                                 442,438              393,328
Depreciation                                                         19,959                  277
                                                              --------------       --------------
Total operating expenses                                            462,397              393,605

(Loss) from operations                                             (462,397)            (362,397)

Other income (expense):
Other expense                                                             -               (4,052)
Interest expense, net                                               (11,060)             (10,770)
                                                              --------------       --------------
Total other (expense)                                               (11,060)             (14,822)


Net loss before income taxes                                       (473,457)            (377,219)


Income (taxes) benefit                                                    -                    -
                                                              --------------                   -

Net (loss)                                                    $    (473,457)       $    (377,219)
                                                              ==============       ==============

Loss Per Common Share (Basic and Assuming Dilution)           $       (0.02)       $       (0.02)
                                                              ==============       ==============

Weighted Average Shares Outstanding (Basic and Diluted)          30,246,872           20,361,670
                                                              ==============       ==============


         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For The Three Months Ended June 30,
                                                                             2005                 2004
                                                                            ----                 ----
Cash flows from operating activities:
Net loss                                                             $     (473,457)      $     (377,219)
Adjustments to reconcile net loss to net cash (used in)
operating activities:

Depreciation                                                                 19,959                  277
Common stock issued in exchange for services and compensation
(Note C)                                                                     20,016                    -
Common stock issued in exchange for operating and other
expense (Note C)                                                             49,086                4,052
Changes in assets and liabilities:

Deposits and other assets                                                  (139,576)               6,819
Cash disbursed in excess of available funds                                    (163)               2,886

Accounts payable and accrued liabilities                                    103,589              304,485
                                                                     ---------------      ---------------

Net cash (used in) operating activities                                    (420,546)             (58,700)

Cash flows from investing activities:

Capital expenditures                                                        (35,113)                   -
                                                                     ---------------                   -
Net cash (used in) investing activities                                     (35,113)                   -


Cash flows from financing activities:
Proceeds from sale of common stock and common stock
subscription, net of costs and fees                                         414,500               27,500

Proceeds from notes payable, net of repayments                               (2,000)              32,000
                                                                     ---------------      ---------------

Net cash provided by financing activities                                   412,500               59,500


Net increase (decrease) in cash and cash equivalents                        (43,159)                 800

Cash and cash equivalents at beginning of period                             72,617                   43
                                                                     ---------------      ---------------
Cash and cash equivalents at end of period                           $       29,458       $          843
                                                                     ===============      ===============

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest                                               $            -                    -

Cash paid for income taxes                                                        -                    -
Common stock issued in exchange for services (Note C)                        20,016                    -
Common stock issued in exchange for operating and other
expense (Note C)                                                             49,086                4,052
Common stock issued in exchange for accrued salaries and
accrued expenses (Note C)                                                    43,271                    -
Common stock issued in exchange for accrued interest (Note C)                27,218              183,174
Common stock subscription in exchange for notes payable and
accrued interest (Note C)                                                    38,321               66,826


                See accompanying notes to the unaudited condensed
                       consolidated financial information

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Link Plus International, Inc. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                                              2005               2004
                                                                              ----               ----
Net loss - as reported                                                    $ (473,457)        $  (377,219)
Add:  Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                         -                   -
Deduct:  Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                 (92,227)                  -
                                                                          -----------        ------------
Net loss - Pro Forma                                                      $ (565,684)        $  (377,219)
                                                                          ===========        ============
Net loss attributable to common stockholders - Pro forma                  $ (565,684)        $  (377,219)
                                                                          ===========        ============
Basic (and assuming dilution) loss per share - as reported                $    (0.02)        $     (0.07)
                                                                          ===========        ============
Basic (and assuming dilution) loss per share - Pro forma                  $    (0.02)        $     (0.07)
                                                                          ===========        ============

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2005 and March 31, 2005 are as follows:

                                                                                  JUNE 30, 2005     MARCH 31, 2005
     Series of advances unsecured and payable on demand to Company
     board member and shareholder, accrues interest at 10% per annum                 $  180,691        $   180,691
     Series of advances unsecured and payable on demand to Company
     shareholder, accrues interest at 10% per annum (a)                                       -             36,321
     Unsecured note payable on demand to Company shareholder,
     accrues interest at 10% per annum                                                   10,000             10,000
     Unsecured note payable on demand to Company shareholder,
     accrues interest at 10% per annum                                                   10,000             10,000
     Unsecured note payable on demand to Company shareholder,
     accrues interest at 10% per annum                                                   30,000             30,000
     Unsecured note payable on demand to Company shareholder,
     accrues interest at 10% per annum (a)                                                    -              2,000
     Unsecured note payable on demand, accrues interest at 10% per
     annum                                                                                1,500              1,500
     Unsecured note payable on demand, accrues interest at 10% per
     annum                                                                               10,000             10,000
     Unsecured note payable on demand to Company shareholder,
     accrues interest at 10% per annum                                                    7,200              7,200
     Unsecured note payable accrues interest at 12% per annum, maturity
     date is November 12, 2004                                                           30,000             30,000
     Unsecured note payable accrues interest at 10% per annum; maturity
     date is August 18, 2005                                                             13,000             13,000
     Unsecured note payable, accrues interest at 10% per annum, minimum monthly payment of $2,000 with the balance due no later than
     October 2007; early redemption is expected when Company has
     available funds.  (b)                                                               91,000             93,000
                                                                                     -----------       ------------
     Total                                                                           $  383,391        $   423,712
     Less: current portion                                                             (383,391)          (423,712)
                                                                                     -----------       ------------
                                                                                     $        -        $         -
                                                                                     ===========       ============

(a) During the period ended June 30, 2005, one of the Company's shareholder and director agreed to convert notes payable in aggregate of principal amount of $38,321 and unpaid accrued interest of $27,218 into 262,156 shares of the Company's restricted common stock. The Company's director shall also receive 262,156 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note D). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into.

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

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of June 30, 2005 and March 31, 2005, the Company has issued and outstanding 30,846,149 and 29,193,501 shares of common stock, respectively.

On October 1, 2002, the Company declared a 2-for-1 stock split on its common stock. All common stock share information has been adjusted retroactively in the accompanying consolidated financial statements for all periods presented.

During the period ended June 30, 2005, the Company issued an aggregate of 56,000 shares of common stock, valued at $14,000, in exchange for common stock subscribed as of March 31, 2005. The Company received proceeds of $237,000, net of costs and fees, in exchange for 1,185,000 shares common stock subscribed. As of June 30, 2005, the 1,185,000 shares of common stock have not been issued. The Company also issued an aggregate of 885,000 shares of common stock in exchange for proceeds of $177,500, net of costs and fees. The Company issued an aggregate of 262,156 shares of common stock to one of its shareholders and directors in exchange for $38,321 of notes payable and $27,218 of unpaid accrued interest (Note B). The Company issued an aggregate of 80,064 shares of common stock as compensation for eight directors. The shares were valued at $0.25 per share and $20,016 was charged to operations during the period ended June 30, 2005 The Company issued an aggregate of 190,322 shares of common stock to two vendors in exchange for $9,328 of accrued expenses and $38,252 of business operating expenses. The Company issued an aggregate of 179,106 shares of common stock in exchange for accrued salaries of $33,943 and $10,834 of business operating expenses.

NOTE D - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2005.

                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                -------------------                                     -------------------
                                            WEIGHTED AVERAGE         WEIGHTED                        WEIGHTED
                           NUMBER        REMAINING CONTRACTUAL        AVERAGE         NUMBER         AVERAGE
    EXERCISE PRICES     OUTSTANDING           LIFE (YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    ---------------     -----------           ------------        --------------    -----------   --------------
              $1.00        2,682,008              4.68                $ 1.00          2,682,008            $1.00
              =====        =========              ====                ======          =========            =====


                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

OPTIONS (CONTINUED)

Transactions involving the Company's options issuances are summarized as follows:

                                                 NUMBER OF      WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------
 Outstanding at March 31, 2003                   2,782,008            $   1.00
 Granted                                                 -                   -
 Exercised                                               -                   -
 Cancelled or Expired                                    -                   -
                                                -----------           ---------
 Outstanding at March 31, 2004                   2,782,008            $   1.00
 Granted                                                 -                   -
 Exercised                                               -                   -
 Cancelled or Expired                             (100,000)                  -
                                                -----------           ---------
 Outstanding at March 31, 2005                   2,682,008            $   1.00
 Granted                                                 -                   -
 Exercised                                               -                   -
 Cancelled or Expired                                    -                   -
                                                -----------           ---------
 Outstanding at June 30, 2005                    2,682,008            $   1.00
                                                ===========           =========

The Company did not grant any stock options to shareholders or employees during the period ended June 30, 2005 and 2004. All stock options were vested in prior years at the time of issuance and accordingly none was charged to operations for the period ended June 30, 2005 and 2004.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2005.

                               WARRANTS OUTSTANDING                                     WARRANTS EXERCISABLE
                                            WEIGHTED          WEIGHED AVERAGE                              WEIGHTED
                                             AVERAGE           EXERCISE PRICE               NUMBER         AVERAGE
                           NUMBER           REMAINING          --------------            EXERCISABLE       EXERCISE
    EXERCISE PRICES     OUTSTANDING     Contractual LIFE                                 -----------       --------
    ---------------     -----------                 -----                                                    PRICE
                                             (YEARS)                                                         -----
                                             ------
           $  1.00        1,384,202                1.89             $   1.00               1,384,202        $ 1.00
              0.50        6,325,019                3.47                 0.50               6,325,019          0.50
              0.25          515,000                3.88                 0.25                 515,000          0.25
                          ---------                ----             --------               ---------        ------
                          8,224,221                2.99             $   0.58               8,224,221        $ 0.58
                          =========                ====             =========              =========        ======


                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

Transactions involving the Company's warrant issuances are summarized as follows:

                                                NUMBER OF          WEIGHTED
                                                 SHARES             AVERAGE
                                                 ======          EXERCISE PRICE
                                                                 ==============
 Outstanding at March 31, 2003                  1,755,302           $   1.00
 Granted                                          327,200               1.00
 Exercised                                              -                  -
 Cancelled or Expired                            (871,600)              1.00
                                              ------------          ---------
 Outstanding at March 31, 2004                  1,210,902           $   1.00

 Granted                                        5,590,756               0.50
 Exercised                                              -                  -
 Cancelled or Expired                            (163,100)              1.00
                                              ------------          ---------
 Outstanding at March 31, 2005                  6,638,558           $   0.58

 Granted                                        1,585,663               0.52
 Exercised                                              -                  -
 Cancelled or Expired                                   -                  -
                                              ------------          ---------
 Outstanding at June 30, 2005                   8,224,221           $   0.58
                                              ============          =========

The Company granted an aggregate of 250,000 warrants to an employee in exchange for services during the period ended June 30, 2004. These warrants became vested 6 months and 12 months from the date of issuance. The Company granted an aggregate of 336,400 compensatory warrants to an employee during the period ended June 30, 2005. If the Company recognized compensation cost for compensatory warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(565,684) and $(0.02) for the period ended June 30, 2005 and $(377,219) and $(0.02) for the period ended June 30, 2004. There were no compensatory warrants vested during the period ended June 30, 2004. The estimated value of warrants granted and vested during the period ended June 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 1.72%, a dividend yield of 0% and volatility of 223%.

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

REVENUES

QUARTER ENDED JUNE 30, 2005 AND 2004

The Company's total revenues were $0 for the quarter ended June 30, 2005 compared to $35,140 for the same period ended June 30, 2004. Currently the company's prime contracts are development oriented with regular production to follow completion and acceptance of the final product. The development phases of the project are billed on a milestone basis which does not conform necessarily to a regular billing schedule. No contract billing milestones occurred during the quarter which accounts for the difference in revenues. The Company has capitalized the payments made to date and will record to cost of sales when revenues are generated from the project. While this has implications for cash flow it should not impact overall revenue goals for the Company.

During the period covered by this filling the Government did not pay any royalties under the Government License Agreement for LinkPlus(R) Lincompex technology. The Government is obligated to pay such royalties but is not obligated to provide a quarterly report of delivered radios.

COSTS AND EXPENSES QUARTER ENDED JUNE 30, 2005 AND 2004

The Company's cost of sales was $0 for the quarter compared to $3,932 for the quarter ended June 30, 2004. The Company is currently in the development phases of its current contracts.

As a result of successful marketing efforts, the Company has experienced significant growth in number of employees, contracts, work activities, and expenses. The Company has worked diligently to control growth in costs and to reduce debt while maintaining required growth. Overall, the Company's selling, general and administrative expenses for the quarter ended June 30, 2005 was $442,438 compared to $393,328 for the same period ended June 30, 2004, an increase of $49,110. The following is a breakdown of the changes in expenses:

   o   Increase in salaries of $25,376,
   o   Increase in board of directors fees of $20,016
   o   Increase in travel expense of $18,302,
   o   Increased insurance costs of $10,809, and
   o   Increased other office expenses.

These increased expenses were offset by decreases in consulting and legal fees, and reduced rent expense.

In summary, the Company's ongoing focus on reducing debt and concentrating expenditures in areas which help to grow the Company are reflected in the financial picture. In the current reporting period the entire increase in expenditures relative to the prior years reporting period is due to debt reduction, and all increases in required operating expenses were offset by reductions in non-growth related areas.

Research and development costs were $0 for the quarter ended June 30, 2005 and June 30, 2004. The Company is currently focused on return on past investments in research and development through the sales of products. As the

Company moves into a cash flow positive financial position or secures additional capital for research and development these efforts will be accelerated to take advantage of efforts which have been put on hold but have near term potential to generate revenue.

Interest expense was $11,060 for the quarter ended June 30, 2005 compared to $10,770 for the same period ended June 30, 2004, resulting in an increase of $289.

In the past, the Company has relied on the issuance of equity securities to non-employees in exchange for services as a strategy to enhance the Company's position in lieu of capital resources and revenues from operations. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months on an as needed basis and as part of its continued debt reduction strategy. This policy may have a material effect on the Company's results of operations during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying unaudited financial statements, the Company incurred net losses of $473,457 and $377,219 for the quarters ended June 30, 2005 and 2004, respectively, and has an accumulated deficit of $18,161,179 as of June 30, 2005. In addition, the Company's current liabilities exceeded its current assets by $4,302,706 as of June 30, 2005. As a result of our operating losses in the quarter ended June 30, 2005, we generated a cash flow deficit of $420,546 from operating activities. Cash used in investing activities was $35,113 during this period. We met our cash requirements during this quarter primarily through issuance of common stock in the amount of $414,500.

While the Company has raised capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. In the past, we have relied on the sale of our common stock to private investors and proceeds from advances and loans from significant shareholders. The Company maintains an open Private Placement Memorandum and continues to explore backing from industry and financial institutions. Moreover, as part of its cooperation agreement with Taihang Investment and Development Company for manufacturing, Link Plus will receive capital investments tied to production orders.

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

As noted above, the Company is seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no immediate commitments for financing.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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


ITEM 3.  CONTROLS AND PROCEDURES

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURES. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2005, the Company issued an aggregate of 56,000 shares of common stock in exchange for common stock subscribed as of March 31, 2005 The Company issued an aggregate of 885,000 shares of common stock in exchange for proceeds of $177,500, net of costs and fees. The Company issued an aggregate of 262,156 shares of common stock to one of its shareholders and directors in exchange for $38,321 of notes payable and $27,218 of unpaid accrued interest. The director also received 262,156 warrants that expire four years from the issuance date with an exercise price of $0.50 per share. The Company issued an aggregate of 80,064 shares of common stock as compensation for eight directors, valued at $0.25 per share. The Company issued an aggregate of 190,322 shares of common stock to two vendors in exchange for $9,328 of accrued expenses and $38,252 of business operating expenses. The Company issued an aggregate of 179,106 shares of common stock in exchange for accrued salaries of $33,943 and $10,834 of business operating expenses. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as all of the purchasers were deemed to be sophisticated with regard to an investment in the Company's securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

REGULATION
S-B NUMBER                               EXHIBIT

   3.1       Restated Certificate of Incorporation*

   3.2       Bylaws*

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

REGULATION
S-B NUMBER                               EXHIBIT

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

                                      LINK PLUS CORPORATION


Dated:  August 19, 2005
                                      By: ROBERT L. JONES, JR.
                                         ---------------------------------------
                                          Robert L. Jones, Jr., Chairman and CEO




Dated:  August 19, 2005               By: PATRICIA E. JONES
                                         ---------------------------------------
                                          Patricia E. Jones, Secretary/Treasurer
                                          (Principal Financial Officer)