Form 10QSB
period 2005-09-30
LINK PLUS CORP
filed 2005-11-14
CIK 1062312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 2005

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

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes [ ] No [X]

     The issuer had 32,495,293 shares of its common stock outstanding as of
                              September 30, 2005.


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              LINK PLUS CORPORATION
                              INDEX TO FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
            September 30, 2005 and March 31, 2005

         Condensed Consolidated Statements of Losses:
            For the three and six months ended September 30, 2005 and 2004

         Condensed Consolidated Statements of Cash Flows:
            For the six months ended September 30, 2005 and 2004

         Notes to Unaudited Condensed Consolidated Financial Information
            September 30, 2005

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

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES

                              LINK PLUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                           SEPTEMBER 30, 2005       MARCH 31, 2005
ASSETS

Current assets:
Cash and cash equivalents                                  $           4,057       $       72,617
Accounts receivable, net of allowance for doubtful
account of $0 at September 30, 2004 and March 31,
March 31, 2004.                                                       33,825                    -
                                                           ------------------      ---------------
Total current assets                                                  37,882               72,617

Property and equipment, net of accumulated
depreciation of $515,049 and $490,741 at September
30, 2005 and March 31, 2005, respectively                             16,470                1,706

Other assets:

Prepaid expenses                                                      76,509                    -
Deposits                                                              20,619               10,619
                                                           ------------------      ---------------
Total other assets                                                    97,128               10,619

Total assets                                               $         151,480       $       84,942
                                                           ==================      ===============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:

Cash disbursed in excess of available funds                $               -       $          163
Accounts payable and accrued liabilities                           1,912,601            3,692,135
Deferred revenue                                                     218,000              200,000
Advances from officers                                                12,038               17,838
Other advances                                                         6,000                6,000
Notes payable, current portion (Note B)                              371,391              423,712
                                                           ------------------      ---------------
Total current liabilities                                          2,520,030            4,339,848

Commitments and contingencies                                              -                    -

Deficiency in stockholders' equity:
Common stock, par value $.005 per share; 50,000,000
shares authorized; 32,495,293 and 29,193,501 shares
issued and outstanding at September 30, 2005 and
March 31, 2005, respectively (Note C)                                162,476              145,967
Additional paid-in capital                                        16,042,078           13,252,849
Common stock subscription payable (Note C)                           202,500               34,000
Accumulated deficit                                              (18,775,604)         (17,687,722)
                                                           ------------------      ---------------
                                                                  (2,368,550)          (4,254,906)

Total liabilities and deficiency in stockholders' equity   $         151,480       $       84,942
                                                           ==================      ===============




         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                For The Three Months Ended September 30,      For The Six Months Ended September 30,
                                       2005                   2004                   2005                  2004
                                       ----                   ----                   ----                  ----

Revenues, net                    $        40,825         $       83,578        $        40,825        $      118,718

Cost of sales                              3,248                  4,938                  3,248                 8,870
                                 ----------------        ---------------       ----------------       ---------------
Gross profit                              37,577                 78,640                 37,577               109,848

Operating expenses:

Selling, general and
administrative                           507,811                341,096                950,249               734,424

Research & Development
Costs                                    130,000                    -                  130,000                   -

Depreciation                               4,349                    276                 24,308                   553
                                 ----------------        ---------------       ----------------       ---------------
Total operating expenses                 642,160                341,372              1,104,557               734,977


(Loss) from operations                  (604,583)              (262,732)            (1,066,980)             (625,129)

Other expense:

Other income (expense)                       -                      -                      -                  (4,052)

Interest expense, net                     (9,842)               (10,183)               (20,902)              (20,953)
                                 ----------------        ---------------       ----------------       ---------------
Total other expense                       (9,842)               (10,183)               (69,150)              (25,005)

Net loss before provision
for income taxes                        (614,425)              (272,915)            (1,087,882)             (650,134)

Provision for income
taxes                                        -                      -                      -                     -
                                 ----------------        ---------------       ----------------       ---------------
Net loss                         $      (614,425)        $     (272,915)       $    (1,087,882)       $     (650,134)
                                 ================        ===============       ================       ===============
Loss Per Common Share
(Basic and Assuming
Dilution)                        $         (0.02)        $        (0.01)       $         (0.03)       $        (0.03)
                                 ================        ===============       ================       ===============

Weighted Average Shares
Outstanding (Basic and
Diluted)                              31,980,622             20,972,506             31,213,756            21,576,703
                                 ================        ===============       ================       ===============

         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For The Six Months Ended September 30,
                                                                            2005                     2004
                                                                            ----                     ----
Cash flows from operating activities:
Net loss                                                              $   (1,087,882)         $     (650,134)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation
                                                                              24,308                     553
Common stock issued in exchange for operating expenses
                                                                              49,086                   4,052
Common stock issued in exchange for director's compensation
                                                                              20,016                  12,500
Changes in assets and liabilities:
Accounts receivable
                                                                             (33,825)                (32,500)
Deposits and other assets
                                                                             (86,509)                  6,819
Cash disbursed in excess of available funds
                                                                                (163)                  2,029
Accounts payable and accrued expenses                                        424,780                 530,265
Deferred revenue
                                                                              18,000                       -
                                                                      ---------------         ---------------
Net cash (used in) operating activities
                                                                            (672,189)               (126,416)

Cash flows from investing activities:
Capital expenditures                                                         (39,071)                 (1,638)
                                                                      ---------------         ---------------
Net cash (used in) investing activities                                      (39,071)                      -

Cash flows from financing activities:
Proceeds from issuance of common stock                                       652,500                  98,500
Proceeds from notes payable, net of repayments                                (4,000)                 25,000
Proceeds from (repayments of) officer advances                                (5,800)                  4,554
                                                                      ---------------         ---------------
Net cash provided by financing activities                                    642,700                 128,054

Net increase (decrease) in cash and cash equivalents                         (68,560)                      -
Cash and cash equivalents at beginning of period                              72,617                      43
                                                                      ---------------         ---------------
Cash and cash equivalents at end of period                            $        4,057          $           43
                                                                      ===============         ===============

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                                $            -          $            -
Cash paid for income taxes
                                                                                   -                       -
Common stock issued in exchange for operating expenses                        49,086                       -
Common stock issued in exchange for accrued interest and                     124,241                 183,174
accrued liabilities
Common stock issued in exchange for services & compensation                        -                  12,500
Stock options issued in exchange for accrued salaries                      2,080,075                       -
Common stock issued in exchange for director's compensation                   20,016                  12,500
Common stock issued in exchange for notes payable                             48,321                  66,826

         See accompanying notes to the unaudited condensed consolidated financial information

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Link Plus Corporation (the "Company") was incorporated under the laws of the State of Delaware and is a developer and seller of Advanced Wireless Communication System ("AWICS") and other intellectual property and products based on the AWICS technology. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Link Plus International, Inc. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                    2005               2004              2005                2004
                                                    ----               ----              ----                ----
Net loss - as reported                          $ (614,425)        $ (272,915)      $ (1,087,882)       $  (650,134)
Add:   Total   stock   based   employee
compensation  expense as reported under
intrinsic value method (APB. No. 25)                     -                  -                  -                  -

Deduct:   Total  stock  based  employee
compensation  expense as reported under
fair value based method (SFAS No. 123)                   -                  -            (92,227)                 -
                                                -----------        -----------      -------------       -----------
Net loss - Pro Forma                            $ (614,425)        $ (272,915)      $ (1,180,109)       $  (650,134)
                                                ===========        ===========      =============       ============
Net   loss   attributable   to   common         $ (614,425)        $ (272,915)      $ (1,180,109)       $  (650,134)
stockholders - Pro forma                        ===========        ===========      =============       ============

Basic (and assuming  dilution) loss per         $    (0.02)        $    (0.01)      $      (0.03)       $     (0.03)
share - as reported                             ===========        ===========      =============       ============

Basic (and assuming  dilution) loss per         $    (0.02)        $    (0.01)      $      (0.04)       $     (0.03)
share - Pro forma                               ===========        ===========      =============       ============


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

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company recorded deferred revenues of $218,000 and $200,000 as of September 30, 2005 and March 31, 2005,
respectively.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

CONCENTRATION OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk,consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company has no allowance for doubtful accounts at September 30, 2005 and March 31, 2005.


NOTE B - NOTES PAYABLE

Notes payable at September 30, 2005 and March 31, 2005 are as follows:

                                                                                 SEPTEMBER 30,      MARCH 31, 2005
                                                                                     2005
     Series of advances unsecured and payable on demand to Company board
     member and shareholder, accrues interest at 10% per annum                   $    180,691         $    180,691
     Series of advances unsecured and payable on demand to Company
     shareholder, accrues interest at 10% per annum (b)                                     -               36,321
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum                                                         10,000               10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum                                                         10,000               10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum                                                         30,000               30,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum (b)                                                          -                2,000
     Unsecured note payable on demand, accrues interest at 10% per annum
                                                                                        1,500                1,500
     Unsecured note payable on demand, accrues interest at 10% per annum
     (a)                                                                                    -               10,000
     Unsecured note payable on demand to Company shareholder, accrues
     interest at 10% per annum                                                          7,200                7,200
     Unsecured note payable accrues interest at 12% per annum, maturity
     date is November 12, 2004                                                         30,000               30,000
     Unsecured note payable accrues interest at 10% per annum; maturity
     date is August 18, 2005                                                           13,000               13,000
     Unsecured note payable, accrues interest at 10% per annum, minimum monthly payment of $2,000 with the balance due no later than
     October 2007; early redemption is expected when Company has
     available funds. (c)                                                              89,000               93,000
                                                                                  ------------        -------------
     Total                                                                        $   371,391         $    423,712
     Less: current portion                                                           (371,391)            (423,712)
                                                                                  ------------        -------------
                                                                                  $         -         $          -
                                                                                  ============        =============

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


(a) During the period ended September 30, 2005, the noteholder agreed to convert notes payable in aggregate of principal amount of $10,000 and unpaid accrued interest of $4,052 into 56,144 shares of the Company's restricted common stock. The noteholder also received 56,144 warrants which expire four year from the issuance date with an exercise price of $0.50 per share (Note D). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into.

(b) During the period ended September 30, 2005, the noteholder agreed to convert notes payable in aggregate of principal amount of $38,321 and unpaid accrued interest of $27,218 into 262,156 shares of the Company's restricted common stock. The noteholder also received 262,156 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note D). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into.

(c) During the year ended March 31, 2005, the Company issued a promissory note in the amount of $93,000 to an investor in exchange for $53,000 of funds the investor previously advanced to the Company for working capital purpose, and $40,000 of liability due to the investor by a related party of the Company. The Company assumed the $40,000 of liability from the related party and accounted for the liability assumed as other expense during the year ended March 31, 2005.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of September 30, 2005 and March 31, 2005, the Company has issued and outstanding 32,495,293 and 29,193,501 shares of common stock, respectively.

During the quarter ended June 30, 2005, the Company issued an aggregate of 56,000 shares of common stock, valued at $14,000, in exchange for common stock subscribed as of March 31, 2005. The Company received proceeds of $237,000, net of costs and fees, in exchange for 1,185,000 shares common stock subscribed. Stock subscription payable at June 30, 2005 amounted $257,000.. The Company also issued an aggregate of 885,000 shares of common stock in exchange for proceeds of $177,500, net of costs and fees. The Company issued an aggregate of 262,156 shares of common stock to one of its shareholders and directors in exchange for $38,321 of notes payable and $27,218 of unpaid accrued interest (Note B). The Company issued an aggregate of 80,064 shares of common stock as compensation for eight directors. The shares were valued at $0.25 per share and $20,016 was charged to operations during the quarter ended June 30 30, 2005 The Company issued an aggregate of 190,322 shares of common stock to two vendors in exchange for $9,328 of accrued expenses and $38,252 of business operating expenses. The Company issued an aggregate of 179,106 shares of common stock in exchange for accrued salaries of $33,943 and $10,834 of business operating expenses.

During the quarter ended September 30, 2005, the Company issued an aggregate of 1,145,000 shares of common stock, valued at $230,000, in exchange for common stock subscribed as of June 30, 2005. The Company also received proceeds of $175,500 in exchange for common stock subscribed. Stock subscription payable at September 30, 2005 amounted $202,500. The Company issued an aggregate of 250,000 shares of common stock, in exchange for proceeds of $62,500, net of costs and fees. The Company issued an aggregate of 56,144 shares of common stock to one of its shareholders in exchange for $10,000 of notes payable and $4,052 of unpaid accrued interest (Note B). The Company issued an aggregate of 198,000 shares of common stock to one vendor in exchange for $49,700 of accrued expenses.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2005.

                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                -------------------                                     -------------------
                                            WEIGHTED AVERAGE         WEIGHTED                        WEIGHTED
                           NUMBER        REMAINING CONTRACTUAL        AVERAGE         NUMBER         AVERAGE
    EXERCISE PRICES     OUTSTANDING           LIFE (YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    ---------------     -----------           ------------        --------------    -----------   --------------
            $ 1.00       2,682,008               4.43               $ 1.00           2,682,008       $ 1.00
            $ 0.265      6,968,547              19.54                 0.265          6,968,547         0.25
            $ 0.25         418,640              19.76                 0.25             418,640         0.265
            $ 0.50         257,502              20.00                 0.50             257,502         0.50
                        ----------              -----               -------         ----------       -------
                        10,326,697              15.64               $ 0.46          10,326,697       $ 0.46
                        ==========              -----               -------         ----------       -------


Transactions involving the Company's options issuances are summarized as follows:

                                                NUMBER OF      WEIGHTED AVERAGE
                                                 SHARES         EXERCISE PRICE
   Outstanding at March 31, 2003                2,782,008             $   1.00
   Granted                                              -                    -
   Exercised                                            -                    -
   Cancelled or Expired                                 -                    -
                                               -----------            ---------
   Outstanding at March 31, 2004                2,782,008             $   1.00
   Granted                                              -                    -
   Exercised                                            -                    -
   Cancelled or Expired                          (100,000)                   -
                                               -----------            ---------
   Outstanding at March 31, 2005                2,682,008             $   1.00
   Granted                                      7,644,689                  .27
   Exercised                                            -                    -
   Cancelled or Expired                                 -                    -
                                               -----------            ---------
   Outstanding at September 30, 2005           10,326,697             $    .46
                                               ===========            =========

In March 2005, the Company's three Executive Officers agreed to accept stock options in exchange for all accrued unpaid salaries. The stock options may be exercised on a cashless basis, and the maximum duration of the stock options will be 20 years from issuance. During the period ended September 30, 2005, the Company granted an aggregate of 7,644,689 stock options to the Executive Officers in exchange for all accrued unpaid salaries as of September 30, 2005.

                              LINK PLUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2005.

                               WARRANTS OUTSTANDING                                     WARRANTS EXERCISABLE

                                            WEIGHTED           WEIGHTED AVERAGE                          WEIGHTED
                           NUMBER           AVERAGE             EXERCISE PRICE       NUMBER               AVERAGE
    EXERCISE PRICES     OUTSTANDING         REMAINING          ----------------    EXERCISABLE           EXERCISE
    ---------------     -----------     CONTRACTUAL LIFE                           -----------             PRICE
                                             (YEARS)                                                       -----
                                             -------
           $  1.00        1,354,202             1.67              $   1.00          1,354,202              $1.00
              0.50        7,526,363             3.32                  0.50          7,526,363               0.20
              0.25          656,250             3.67                  0.25            656,250               0.25
                          ---------             ----              --------          ---------              -----
                          9,536,815             3.11              $   0.55          9,536,815              $0.55
                          =========             ====              ========          =========              =====

Transactions involving the Company's warrant issuances are summarized as follows:

                                                   NUMBER OF        WEIGHTED
                                                     SHARES         AVERAGE
                                                                 EXERCISE PRICE
   Outstanding at March 31, 2003                   1,755,302          $   1.00
   Granted                                           327,200              1.00
   Exercised                                               -                 -
   Cancelled or Expired                             (871,600)             1.00
                                                   ----------         --------
   Outstanding at March 31, 2004                   1,210,902          $   1.00
   Granted                                         5,590,756              0.50
   Exercised                                               -                 -
   Cancelled or Expired                             (163,100)             1.00
                                                   ----------         --------
   Outstanding at March 31, 2005                   6,638,558          $   0.58
   Granted                                         2,928,257              0.50
   Exercised                                               -                 -
   Cancelled or Expired                              (30,000)             1.00
                                                   ----------         ---------
   Outstanding at September 30, 2005               9,536,815          $   0.55
                                                   ==========         =========

The Company granted an aggregate of 250,000 warrants to an employee in exchange for services during the period ended September 30, 2004. These warrants became vested 6 months and 12 months from the date of issuance. The Company granted an aggregate of 336,400 compensatory warrants to an employee during the period ended September 30, 2005. If the Company recognized compensation cost for compensatory warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,180,109) and $(0.04) for the period ended September 30, 2005 and $(650,134) and $(0.03) for the six-month period ended September 30, 2004. The estimated value of warrants granted and vested during the period ended September 30, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 1.72%, a dividend yield of 0% and volatility of 223%.

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

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company's total revenues were $40,825 for the quarter ended September 30, 2005 compared to $83,578 for the same period ended September 30, 2004. Currently the company's prime contracts are development oriented with regular production to follow completion and acceptance of the final product. The development phases of the project are billed on a milestone basis which does not conform necessarily to a regular billing schedule. Differences in contract billing milestones occurred during the quarter which accounts for the difference in revenues. No development milestones were missed during the reporting period. The Company has capitalized the payments made to date and will record to cost of sales when revenues are generated from the project. While this has implications for cash flow it should not impact overall revenue goals for the company.

During the period covered by this filling the Government did not pay any royalties under the Government License Agreement for LinkPlus(R) Lincompex technology. The Government is obligated to pay such royalties but is not obligated to provide a quarterly report of delivered radios. The Company is working closely with the Government to ensure timely payment which should be recognized beginning in the next reporting period.

YEAR ENDED SEPTEMBER 30, 2005 AND 2004

The Company's total revenues were $40,825 for the year ended September 30, 2005 compared to $118,718 for the same period ended September 30, 2004

COSTS AND EXPENSESTHREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company's cost of sales was $3,248 for the quarter compared to $4,938 for the quarter ended September 30, 2004. The Company is currently in the development phases of its current contracts.

Overall, the Company's selling, general and administrative expenses for the quarter ended September 30, 2005 was $507,811 compared to $341,096 for the same period ended September 30, 2004, an increase of $166,715. The following is a breakdown of the changes in expenses:

     o    Increase in salaries and payroll taxes of $64,952
     o    Increase in health insurance costs of $5,314
     o    Increase in travel expense of $15,711
     o    Increased consulting costs of $51,491, and,
     o    Increased rent costs due to relocation to new office space of $10,372
     o    Increased licenses and patent costs $14,070
     o    And other office expenses $4,805.

Interest expense was $9,842 for the quarter ended September 30, 2005 compared to $10,183 for the same period ended September 30, 2004, resulting in a decrease of $341.

SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company's cost of sales was $3,248 for the six months ended September 30, 2005, compared to $8,870 for the six months ended September 30, 2004. The Company is currently in the development phases of its current contracts.

As a result of successful marketing efforts, the Company has experienced significant growth in number of employees, contracts, work activities, and expenses. The Company has worked diligently to control growth in costs and to reduce debt while maintaining required growth. Overall, the Company's selling, general and administrative expenses for the six months ended September 30, 2005 was $950,249 compared to $734,424 for the same period ended September 30, 2004, an increase of $215,825. The following is a breakdown of the changes in expenses:

     o    Increase in salaries and payroll taxes of $90,325
     o    Increase in health insurance costs of $16,122
     o    Increase in travel expense of $34,458
     o    Increase in professional fees of $18,786
     o    Increase in board of directors fees $20,016
     o    Increased licenses and patent costs $14,070
     o    And other office expenses $22, 048.

During this period the Company continued its debt reduction efforts. This included conversion of significant salary debt to the executive staff to equity, as well as conversion of other trade debt and outstanding loans to the company to equity. As a result, the overall debt of the company has been significantly reduced.

It should be noted that the remaining trade debt, while substantial, is concentrated within a small number of vendors where the debt was accrued many years ago. As the company has moved forward, agreements have been put in place or are being pursued to bring these accounts current and to avoid a situation where the vendor would take action that would inhibit the continued growth and success of the company. In some cases, the vendors have already indicated a willingness to convert portions or the entire debt to equity. As the company achieves more successes these opportunities may become more real. The Company continues to take proactive steps to reduce risks that are associated with the remaining debt but here is no guarantee that these efforts will be successful or that our current agreements will be honored in the long run by our vendors.

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

Research and development costs were $130,000 for the six months ended September 30, 2005 compared with $0 for the quarter ended September 30, 2004. This change was primarily due to the accelerated efforts now required to complete the automatic meter reading products and the start of customer trials that are anticipated during the next quarter. The Company is currently focused on return on past investments in research and development through the sales of products. As the Company moves into a cash flow positive financial position or secures additional capital for research and development, these efforts will be accelerated to take advantage of efforts which have been put on hold but have near term potential to generate revenue.

Interest expense was $20,902 for the six months ended September 30, 2005 compared to $20,953 for the same period ended September 30, 2004, resulting in a decrease of $51.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying unaudited financial statements, the Company incurred net losses of $1,087,882 for the six months ended September 30, 2005, and has an accumulated deficit of $18,775,604 as of September 30, 2005. In addition, the Company's current liabilities exceeded its current assets by $2,482,148 as of September 30, 2005. As a result of our operating losses in the six months ended September 30, 2005, we generated a cash flow deficit of $672,189 from operating activities. Cash flows used in investing activities was $39,071 during this period. We met our cash requirements during the six months ended September 30, 2005 primarily through issuance of common stock in the amount of $652,500.

While the Company has raised capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. In the past, we have relied on the sale of our common stock to private investors and proceeds from advances and loans from significant shareholders. The Company maintains an open Private Placement Memorandum and continues to explore backing from industry and financial institutions. Moreover, as part of its cooperation agreement with Taihang Investment and Development Company for manufacturing, Link Plus will receive capital investments tied to production orders. The Company is anticipating the completion of some of its core products in the next 6 months at which time it expects to begin production of its products at which time this additional source of investment income will become available.

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


ITEM 3.  CONTROLS AND PROCEDURES

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934) as of September 30, 2005, have concluded that the registrant's disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, the Company issued an aggregate of 1,145,000 shares of common stock, valued at $230,000, in exchange for common stock subscribed as of June 30, 2005. The Company also received proceeds of $175,500 in exchange for common stock subscribed. The Company issued an aggregate of 250,000 shares of common stock, in exchange for proceeds of $62,500, net of costs and fees. The Company issued an aggregate of 56,144 shares of common stock to one of its shareholders in exchange for $10,000 of notes payable and $4,052 of unpaid accrued interest. The Company issued an aggregate of 198,000 shares of common stock to one vendor in exchange for $49,700 of accrued expenses. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

As of December 1, 2004, Jonathan P. Gluckman assumed the position of President and Chief Operating Officer.

As of December 1, 2004, Donald C. Kolasch, assumed the position of Corporate Counsel.

ITEM 6. EXHIBITS

EXHIBITS

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

                                       LINK PLUS CORPORATION


Dated:  November 14, 2005
                                       By:  /s/ ROBERT L. JONES, JR.
                                          --------------------------------------
                                          Robert L. Jones, Jr., Chairman and CEO




Dated:  November 14, 2005              By: /s/ PATRICIA E. JONES
                                          --------------------------------------
                                          Patricia E. Jones, Secretary/Treasurer
                                          (Principal Financial Officer)