Form 10QSB
period 2005-12-31
LINK PLUS CORP
filed 2006-02-13
CIK 1062312

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2005

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

                               Not applicable
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                        if changed since last report)



The issuer had 34,745,093 shares of its common stock outstanding as of December 31, 2005.

                          LINK PLUS CORPORATION
                           INDEX TO FORM 10-QSB

            For the Quarterly Period Ended December 31, 2005


PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets:
          December 31, 2005 and March 31, 2005

        Condensed Consolidated Statements of Losses:
          For the three and nine months ended December 31, 2005 and 2004

        Condensed Consolidated Statements of Cash Flows:
          For the nine months ended December 31, 2005 and 2004

        Notes to Unaudited Condensed Consolidated Financial Information
          December 31, 2005

Item 2.	Management's Discussion and Analysis or Plan of
        Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits


SIGNATURES

                        LINK PLUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                         December 31, 2005     March 31, 2005
                                         -----------------    ----------------
ASSETS
Current assets:
Cash and cash equivalents                    $         798       $      72,617
Accounts receivable, net of allowance
  for doubtful account of $0 at
  December 31, 2005 and March 31, 2005                 825                   -
                                             -------------       -------------
Total current assets                                 1,623              72,617

Property and equipment, net of
  accumulated depreciation of $516,896
  and $490,741 at December 31, 2005
  and March 31, 2005, respectively                  24,684               1,706

Other assets:
Prepaid expenses and deposits                       99,851              10,619
                                             -------------       -------------

Total assets                                 $     126,158       $      84,942
                                             =============       =============

LIABILITIES AND DEFICIENCY IN
   STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of
  available funds                            $           -       $         163
Accounts payable and accrued
  liabilities                                    2,144,110           3,692,135
Deferred revenue                                   200,000             200,000
Advances from officers                               8,820              17,838
Other advances                                       6,000               6,000
Notes payable, current portion (Note B)            380,927             423,712
                                             -------------       -------------

Total current liabilities                        2,739,857           4,339,848

Commitments and contingencies                            -                   -

Deficiency in stockholders' equity:
Common stock, par value $.005 per
  share; 50,000,000 shares authorized;
  34,745,093 and 29,193,501 shares
  issued and outstanding at
  December 31, 2005 and March 31, 2005,
  respectively (Note C)                            173,725             145,967
Additional paid-in capital                      16,433,280          13,252,849
Common stock subscription payable (Note C)          42,500              34,000
Accumulated deficit                            (19,263,204)        (17,687,722)
                                             -------------       -------------
                                                (2,613,699)         (4,254,906)

Total liabilities and deficiency
in stockholders' equity                      $     126,158       $      84,942
                                             =============       =============




See accompanying notes to the unaudited condensed consolidated financial information

                        LINK PLUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                            (UNAUDITED)

                                     For The Three Months           For The Nine Months
                                       Ended December 31,            Ended December 31,
                                   -------------------------   ---------------------------
                                        2005         2004         2005           2004
                                   ------------  -----------   ------------   ------------
Revenues, net                      $     20,876  $    38,500   $     61,701   $    157,218
Cost of sales                             9,139        6,921         12,386         15,791
                                   ------------  -----------   ------------   ------------
Gross profit                             11,737       31,579         49,315        141,427

Operating expenses:
Selling, general and
  administrative                        485,990      381,758      1,438,374      1,116,182
Research & Development Costs                  -            -        130,000              -
Depreciation                              1,847          277         26,155            830
                                   ------------  -----------   ------------   ------------
Total operating expenses                487,837      382,035      1,594,529      1,117,012

(Loss) from operations                 (476,100)    (350,456)    (1,545,214)      (975,585)

Other expense:
Other income (expense)                        8            -          2,143         (4,052)
Interest expense, net                   (11,508)      (8,459)       (32,411)       (29,412)
                                   ------------  -----------   ------------   ------------
Total other expense                     (11,500)      (8,459)       (30,268)       (33,464)
Net loss before provision
  for income taxes                     (487,600)    (358,915)    (1,575,482)    (1,009,049)

Provision for income taxes                    -            -              -              -
                                   ------------  -----------   ------------   ------------
Net loss                           $   (487,600) $  (358,915)  $ (1,575,482)  $ (1,009,049)
                                   ============  ===========   ============   ============

Loss Per Common Share
  (Basic and Assuming Dilution)    $      (0.01) $     (0.01)  $      (0.05)  $      (0.04)
                                   ============  ===========   ============   ============

Weighted Average Shares
  Outstanding (Basic and Diluted)    34,323,765   25,393,833     32,266,202     22,451,641
                                   ============  ===========   ============   ============



See accompanying notes to the unaudited condensed consolidated financial information

                           LINK PLUS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                           For The Nine Months Ended December 31,
                                                 2005                  2004
                                           ---------------      ----------------
Cash flows from operating activities:
Net loss                                   $    (1,575,482)     $     (1,009,049)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
  Depreciation                                      26,155                   830
  Warrants issued in exchange for
    legal fees (Note E)                                  -                   843
  Common stock issued in exchange for
    operating expense                               49,086                 4,052
  Common stock issued in exchange for
    director's compensation                         56,016                     -
  Common stock issued in exchange for
    compensation                                     1,250                12,500
  Common stock issued in exchange for
    license fees                                    37,700                     -
Changes in assets and liabilities:
  Prepaid expenses and deposits                    (89,232)                3,019
  Accounts receivable, net                            (825)              (26,000)
  Cash disbursed in excess of
    available funds                                   (163)                 (205)
  Accounts payable and accrued expenses            656,291               845,998
                                           ---------------      ----------------
Net cash (used in) operating activities           (839,204)             (168,012)

Cash flows from investing activities:
  Capital expenditures                             (49,133)               (1,638)
                                           ---------------      ----------------
  Net cash (used in) investing
    activities                                     (49,133)               (1,638)

Cash flows from financing activities:
  Proceeds from issuance of common stock           820,000               139,000
  Proceeds from notes payable, net of
    repayments                                       5,536                25,000
  Proceeds from (repayments of) officer
    advances                                        (9,018)                5,874
                                           ---------------      ----------------
Net cash provided by financing activities          816,518               169,874

Net increase (decrease) in cash and
  cash equivalents                                 (71,819)                  224
Cash and cash equivalents at beginning
  of period                                         72,617                    43
                                           ---------------      ----------------
Cash and cash equivalents at end
  of period                                $           798      $            267
                                           ===============      ================

Supplemental Disclosures of Cash Flow
Information:
  Cash paid for interest                   $             -      $            300
  Cash paid for income taxes               $             -      $              -
  Common stock issued in exchange for
    operating expenses                     $        49,086      $          4,052
  Common stock issued in exchange for
    accrued interest and accrued
    liabilities                            $       124,241      $        183,174
  Common stock issued in exchange for
    services rendered                      $         1,250      $         12,500
  Common stock issued in exchange for
    accrued salaries                       $     2,080,075      $              -
  Common stock issued in exchange for
    notes payable                          $        48,321      $         66,826
  Warrants issued in exchange for
    legal fees                             $             -      $            843
  Common stock issued in exchange for
    directors compensation                 $        56,016      $              -




See accompanying notes to the unaudited condensed consolidated financial information

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Stock Based Compensation
------------------------

In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                For the three months           For the nine months
                                 ended December 31,             ended December 31,
                               2005            2004            2005            2004
                          -------------   -------------   -------------   -------------
Net loss - as reported    $   (487,600)   $   (358,915)   $ (1,575,482)   $ (1,009,049)

Add: Total stock based
employee compensation
expense as reported
under intrinsic value
method (APB. No. 25)                 -               -               -               -

Deduct: Total stock based
employee compensation
expense as reported under
fair value based method
(SFAS No. 123)                       -               -         (92,227)               -
                          -------------   -------------   -------------   -------------
Net loss - Pro Forma      $   (487,600)   $   (358,915)   ($ 1,667,709)   $ (1,009,049)
                          =============   =============   =============   =============
Net loss attributable
to common stockholders
  - Pro forma             $   (487,600)   $   (358,915)   ($ 1,667,709)   $ (1,009,049)
                          =============   =============   =============   =============
Basic (and assuming
dilution) loss per
share - as reported       $      (0.01)   $      (0.01)   $      (0.05)   $      (0.04)
                          =============   =============   =============   =============
Basic (and assuming
dilution) loss per
share - Pro forma         $      (0.01)   $      (0.01)   $      (0.05)   $      (0.04)
                          =============   =============   =============   =============

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

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)

NOTE B - NOTES PAYABLE

Notes payable at December 31, 2005 and March 31, 2005 are as follows:

                                        December 31, 2005       March 31, 2005
                                        -----------------     ------------------
Series of advances unsecured and
  payable on demand to Company
  board member and shareholder,
  accrues interest at 10% per annum           $   180,691            $   180,691
Series of advances unsecured and
  payable on demand to Company
  shareholder, accrues interest at
  10% per annum (b)                                     -                 36,321
Unsecured note payable on demand to
  Company shareholder, accrues
  interest at 10% per annum                        10,000                 10,000
Unsecured note payable on demand to
  Company shareholder, accrues
  interest at 10% per annum                        10,000                 10,000
Unsecured note payable on demand to
  Company shareholder, accrues interest
  at 10% per annum                                 30,000                 30,000
Unsecured note payable on demand to
  Company shareholder, accrues interest
  at 10% per annum (b)                                  -                  2,000
Unsecured note payable on demand,
  accrues interest at 10% per annum                 1,500                  1,500
Unsecured note payable on demand,
  accrues interest at 10% per
  annum (a)                                             -                 10,000
Unsecured note payable on demand to
  Company shareholder, accrues
  interest at 10% per annum                         7,200                  7,200
Unsecured note payable accrues
  interest at 12% per annum, maturity
  date is November 12, 2004                        30,000                 30,000
Unsecured note payable accrues
  interest at 10% per annum; maturity
  date is August 18, 2005                          13,000                 13,000
Unsecured note payable, accrues
  interest at 10% per annum, minimum
  monthly payment of $2,000 with the
  balance due no later than October
  2007; early redemption is expected
  when Company has available funds.(c)             89,000                 93,000
Unsecured note payable on demand to
  Company shareholder, accrues
  interest at 10% per annum; note due
  in January 2006;  redemption
  expected when Company has available
  funds                                             9,536                      -
                                              -----------            -----------
Total                                         $   380,927            $   423,712
Less: current portion                            (380,927)              (423,712)
                                              -----------            -----------
                                              $         -            $         -
                                              ===========            ===========

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)

NOTE B - NOTES PAYABLE (Continued)

(a) During the period ended September 30, 2005, one of the Company's shareholder and director agreed to convert notes payable in aggregate of principal amount of $10,000 and unpaid accrued interest of $4,052 into 56,144 shares of the Company's restricted common stock. The Company's director shall also receive 56,144 warrants which expire four year from the issuance date with an exercise price of $0.50 per share (Note D). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into.

 (b) During the period ended June 30, 2005, one of the Company's shareholder and director agreed to convert notes payable in aggregate of principal amount of $38,321 and unpaid accrued interest of $27,218 into 262,156 shares of the Company's restricted common stock. The Company's director shall also receive 262,156 warrants expire four year from the issuance date with an exercise price of $0.50 per share (Note D). The conversion price, $0.25 per share, was approximately the fair market value of the Company's common shares at the time the agreement was entered into.

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

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with $0.005 par value per share. As of December 31, 2005 and March 31, 2005, the Company has issued and outstanding 34,745,093 and 29,193,501 shares of common stock, respectively.

During the quarter ended June 30, 2005, the Company issued an aggregate of 56,000 shares of common stock, valued at $14,000, in exchange for common stock subscribed as of March 31, 2005. The Company received proceeds of $237,000, net of costs and fees, in exchange for 1,185,000 shares common stock subscribed. The Company also issued an aggregate of 885,000 shares of common stock in exchange for proceeds of $177,500, net of costs and fees. The Company issued an aggregate of 262,156 shares of common stock to one of its shareholders and directors in exchange for $38,321 of notes payable and $27,218 of unpaid accrued interest (Note B). The Company issued an aggregate of 80,064 shares of common stock as compensation for eight directors. The shares were valued at $0.25 per share, which approximated the fair value of the shares issued during the period services were completed and rendered, and $20,016 was charged to operations during the
quarter ended June 30, 2005   The Company issued an aggregate of
190,322 shares of common stock to two vendors in exchange for $9,328 of accrued expenses and $38,252 of business operating expenses. The Company issued an aggregate of 179,106 shares of common stock in exchange for accrued salaries of $33,943 and $10,834 of business operating expenses.

During the quarter ended September 30, 2005, the Company issued an aggregate of 1,145,000 shares of common stock, valued at $230,000, in exchange for common stock subscribed as of June 30, 2005. The Company also received proceeds of $175,500 in exchange for common stock subscribed. Stock subscription payable at September 30, 2005 amounted $202,500. The Company issued an aggregate of 250,000 shares of common stock in exchange for proceeds of $62,500, net of costs and fees. The Company issued an aggregate of 56,144 shares of common stock to one of its shareholders in exchange for $10,000 of notes payable and $4,052 of unpaid accrued interest (Note B). The Company issued an aggregate of 198,000 shares of common stock to one vendor in exchange for $49,700 of accrued expenses.

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)


NOTE C - CAPITAL STOCK (Continued)

During the quarter ended December 31, 2005, the Company issued an aggregate of 480,000 shares of common stock in exchange for $125,000 of proceeds, net of costs and fees. The Company issued an aggregate of 150,800 shares of common stock to one of its shareholders in exchange for license fees of $37,700. The Company issued 5,000 shares of common stock, valued at $1,250, for services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. The Company issued 144,000 shares of common stock to its board of directors in exchange for services rendered valued at $36,000, which approximated the fair value of the shares issued during the period services were completed and rendered. The Company also issued an aggregate of 1,470,000 shares for common stock previously subscribed. Additionally, the Company received an aggregate of $42,500 for 170,000 shares of common stock subscribed. These shares have not been issued as of December 31, 2005, and accordingly were accounted for as common stock subscription payable.

NOTE D - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2005.

             Options Outstanding                             Options Exercisable
---------------------------------------------   ------------------------------------------------
                          Weighted Average
Exercise    Number      Remaining Contractual   Weighted Average     Number     Weighted Average
Prices    Outstanding       Life (Years)         Exercise Price    Exercisable   Exercise Price
--------  -----------   ---------------------   ----------------   -----------  ----------------
$  1.00       712,008           4.18                $  1.00            712,008       $  1.00
  0.265     6,968,547          19.26                  0.265          6,968,547          0.25
   0.25       418,640          19.51                   0.25            418,640         0.265
   0.50       257,502          19.76                   0.50            257,502          0.50
            ---------          -----                -------          ---------       -------
            8,356,697          18.00                $  0.33          8,356,697       $  0.33
            =========          =====                ========         =========       =======


Transactions involving the Company's options issuances are summarized as follows:

                                                       Weighted Average
                                   Number of Shares     Exercise Price
                                   ----------------    ----------------
Outstanding at March 31, 2003             2,782,008        $   1.00
  Granted                                         -               -
  Exercised                                       -               -
  Cancelled or Expired                            -               -
                                          ---------        --------
Outstanding at March 31, 2004             2,782,008        $   1.00
  Granted                                         -               -
  Exercised                                       -               -
  Cancelled or Expired                     (100,000)              -
                                          ---------        --------
Outstanding at March 31, 2005             2,682,008        $   1.00
  Granted                                 7,644,689             .27
  Exercised                                       -               -
  Cancelled or Expired                   (1,970,000)           1.00
                                          ---------        --------
Outstanding at December 31, 2005          8,356,697        $    .33
                                          =========        ========

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)


NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Options (Continued)
------------------

In March 2005, the Company's three Executive Officers agreed to accept stock options in exchange for all accrued unpaid salaries. The stock options may be exercised on a cashless basis, and the maximum duration of the stock options will be 20 years from issuance. During the period ended December 31, 2005, the Company granted an aggregate of 7,644,689 stock options to the Executive Officers in exchange for all accrued unpaid salaries prior September 2005.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2005.

             Options Outstanding                             Options Exercisable
---------------------------------------------   ------------------------------------------------
                          Weighted Average
Exercise    Number      Remaining Contractual   Weighted Average     Number     Weighted Average
Prices    Outstanding       Life (Years)         Exercise Price    Exercisable   Exercise Price
--------  -----------   ---------------------   ----------------   -----------  ----------------
 $  1.00    1,354,202           1.42                 $  1.00         1,354,202      $  1.00
    0.50    8,636,363           3.17                    0.50         8,636,363         0.50
    0.25      656,250           3.42                    0.25           656,250         0.25
           ----------           ----                 -------        ----------      -------
           10,646,815           2.96                 $  0.55        10,646,815      $  0.55
           ==========           ====                 =======        ==========      =======

Transactions involving the Company's warrant issuances are summarized as follows:

                                                       Weighted Average
                                   Number of Shares     Exercise Price
                                   ----------------    ----------------
Outstanding at March 31, 2003             1,755,302        $   1.00
  Granted                                   327,200            1.00
  Exercised                                       -               -
  Cancelled or Expired                     (871,600)           1.00
                                         ----------        --------
Outstanding at March 31, 2004             1,210,902        $   1.00
  Granted                                 5,590,756            0.50
  Exercised                                       -               -
  Cancelled or Expired                     (163,100)           1.00
                                         ----------        --------
Outstanding at March 31, 2005             6,638,558        $   0.58
  Granted                                 4,038,257            0.50
  Exercised                                       -               -
  Cancelled or Expired                      (30,000)           1.00
                                         ----------        --------
Outstanding at December 31, 2005         10,646,815        $   0.55
                                         ==========        ========

                        LINK PLUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005
                             (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)
-------------------

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

The Company granted an aggregate of 1,100,000 compensatory warrants to employees in exchange for services rendered during the period ended December 31, 2004. The Company granted an aggregate of 336,400 compensatory warrants to an employee during the period ended December 31, 2005. If the Company recognized compensation cost for compensatory warrants granted to employees in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,667,709) and $(0.05) for the period ended December 31, 2005 and $(1,009,049) and $(0.04) for the period ended December 31, 2004. The estimated value of warrants granted and vested during the period ended December 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 4 years, a risk free interest rate of 1.72%, a dividend yield of 0% and volatility of 223%.

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

REVENUES
--------

QUARTER ENDED DECEMBER 31, 2005 AND 2004

The Company's total revenues were $20,876 for the quarter ended December 31, 2005 compared to $38,500 for the same period ended
December 31, 2004.   Currently the company's prime contracts are
development oriented with regular production to follow completion and acceptance of the final product. The development phases of the project are billed on a milestone basis which does not conform necessarily to a regular billing schedule. No contract billing milestones occurred during the quarter which accounts for the difference in revenues. The Company has capitalized the payments made to date and will record to cost of sales when revenues are generated from the project. While this has implications for cash flow it should not impact overall revenue goals for the company.

During the period covered by this filling the Government paid royalties of $6,386 under the Government License Agreement for
LinkPlus(r) Lincompex technology.   The Government is obligated to
pay such royalties but is not obligated to provide a quarterly report of delivered radios.

NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

The Company's total revenues were $61,701 for the nine months ended December 31, 2005 compared to $157,218 for the same period ended December 31, 2004.

COSTS AND EXPENSES
------------------

QUARTER ENDED DECEMBER 31, 2005 AND 2004

The Company's cost of sales was $9,139 for the quarter compared
to $6,921 for the quarter ended December 31, 2004.    The Company
is currently in the development phases of its current contracts.

As a result of successful marketing efforts, the Company has experienced significant growth in number of employees, contracts, work activities, and expenses. The Company has worked diligently to control growth in costs and to reduce debt while maintaining required growth. Overall, the Company's selling, general and administrative expenses for the quarter ended December 31, 2005 was $485,990 compared to $381,758 for the same period ended December 31, 2004, an increase of $104,232. The following is a breakdown of the major changes in expenses:

   * Increased rent costs due to relocation to new office space of $16,325
   *   Increased licenses and patent costs $44,090
   *   Increase in health insurance costs of $14,203
   *   Increase in salaries and payroll taxes of $2,406
   *   Increased car and truck expense of $5,450

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

Interest expense was $11,508 for the quarter ended December 31, 2005 compared to $8,459 for the same period ended December 31, 2004, resulting in an increase of $3,049.

NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

The Company's cost of sales was $12,386 for the nine months ended
December 31, 2005, compared to $15,791 for the nine months ended
December 31, 2004. The Company is currently in the development phases of its current contracts.

As a result of successful marketing efforts, the Company has experienced significant growth in number of employees, contracts, work activities, and expenses. The Company has worked diligently to control growth in costs and to reduce debt while maintaining required growth. Overall, the Company's selling, general and administrative expenses for the nine months ended December 31, 2005 was $1,438,374 compared to $1,116,182 for the same period ended December 31, 2004, an increase of $322,192. The increase is mainly attributable to increase in rent costs, licenses fees, health insurance costs, and salaries.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying unaudited financial statements, the Company incurred net losses of $487,600 and $358,915 for the quarters ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $19,263,204 as of December 31, 2005.
In addition, the Company's current liabilities exceeded its current assets by $2,738,234 as of December 31, 2005. As a result of our operating losses in the nine months ended December 31, 2005, we generated a cash flow deficit of $839,204 from operating activities. Cash flows used in investing activities was $49,133 during this period. We met our cash requirements during this period primarily through issuance of common stock and common stock subscription in the amount of $820,000.

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

  Evaluation of Disclosure and Controls and Procedures.  As of
  ----------------------------------------------------
the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  Changes in Internal Controls Over Financial Reporting.  There
  -----------------------------------------------------
was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.


                PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

During the quarter ended December 31, 2005, the Company issued an aggregate of 480,000 shares of common stock in exchange for $125,000 of proceeds, net of costs and fees. The Company issued an aggregate of 150,800 shares of common stock to one of its shareholders in exchange for license fees of $37,700. The Company issued 5,000 shares of common stock, valued at $1,250, for services rendered. The Company issued 144,000 shares of common stock to its board of directors in exchange for services rendered valued at $36,000. The Company issued an aggregate of 1,470,000 shares for common stock previously subscribed. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

---------------
* Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, file number 000-50077.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LINK PLUS CORPORATION


Dated:  February 10, 2006           By: /s/Robert L. Jones, Jr.
                                       ----------------------------
                                              Robert L. Jones, Jr.,
                                                   Chairman and CEO



Dated:  February 10, 2006           By: /s/Patricia E. Jones
                                       ----------------------------
                                                 Patricia E. Jones,
                                                Secretary/Treasurer
                                      (Principal Financial Officer)